Form 10QSB
period 1999-06-30
2U ONLINE COM INC
filed 2000-03-06
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________


COMMISSION FILE NUMBER:


                                POWER DIRECT,INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                                52-2132622
(State or other jurisdiction        (Primary Standard         (I.R.S. Employer
    of incorporation or         Industrial Classification    Identification No.)
       organization)                   Code Number)


1208 Alberni Street, Suite 806, Vancouver, British Columbia, Canada     V6E 4N5
(Address of principal executive offices)                              (Zip Code)

                                 (604) 664-0484
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 1999, there were 17,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                               Power Direct, Inc.
                          (A Development Stage Company)


                                  BALANCE SHEET
                               As at June 30, 1999

                                       June            December       December
                                       30, 1999        31, 1998       31, 1997
    ASSETS
Current Assets
    Cash in Bank                       212,995.62        2,246.00           0.00
    Accounts Receivable                 39,321.00
                                     ------------    ------------   ------------
Total Current Assets                   252,316.62        2,246.00           0.00

    OTHER ASSETS
Loans & Exchanges                        2,000.00            0.00           0.00
Stockholder's Notes Receivable          85,000.00            0.00           0.00
Other Assets                             1,123.70            0.00           0.00
Organization Costs                         571.00            0.00           0.00
Purchase - Rising Phoenix               75,000.00            0.00           0.00
Purchase - Vertizontal                  20,393.00            0.00           0.00
Purchase - LANSource                   202,255.00            0.00           0.00
Purchase - 577844 BC Ltd                69,445.00            0.00           0.00
                                     ------------    ------------   ------------
Total Other Assets                     453,787.70            0.00           0.00
                                     ------------    ------------   ------------
    TOTAL ASSETS                       708,104.32        2,246.00           0.00
                                     ============    ============   ============


    LIABILITIES & EQUITY
Current Liabilities
Accounts Payable                         4,137.10       13,042.99           0.00

    EQUITY
Capital Stock                            1,372.75          600.00         100.00
Additional paid in capital           1,005,627.25          400.00         900.00
Retained Earnings                      -11,796.99       11,796.99      -1,000.00
Net Income (Loss)                     -291,235.79            0.00           0.00
                                     ------------    ------------   ------------
Total Stockholder's Equity             703,967.22      -10,796.99           0.00
                                     ------------    ------------   ------------

    TOTAL LIABILITIES &
     OWNER'S EQUITY                    708,104.32        2,246.00           0.00
                                     ============    ============   ============

                               Power Direct, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   FOR PERIOD
                        January 1, 1999 to June 30, 1999


                                              June        December      December
                                           30, 1999       31, 1998      31, 1997

    REVENUE
Services                                         0.00          0.00         0.00
Interest income                              2,338.25          0.00         0.00

    COSTS AND EXPENSES
Selling, General and Administrative       -194,074.04    -10,796.99         0.00
Commissions                                -99,500.00          0.00         0.00
                                          -----------   -----------  -----------
Total Costs and Expenses                  -293,474.04    -10,796.99         0.00
                                          -----------   -----------  -----------

Net Income or Loss                        -291,235.79    -10.796.99         0.00
                                          ===========   ===========  ===========


Weighted average number of
Common shares outstanding                  17,597,500     6,000,000    2,000,000

    NET LOSS PER SHARE                        -0.0166       -0.0018         0.00

                                Power Direct Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES iN STOCKHOLDER'S EQUITY
                                   FOR PERIOD
                        January 1, 1999 to June 30, 1999


                                                                                           Deficit
                                                                                           accumulated
                                                                         Additional        during           Total
                                  Common Stock                           paid-in           development      stockholder's
                                     Shares              Amount          capital           stage            Equity

Balance
December 31, 1998                    6,000,000            $600.00            $400.00          ($11,797)       ($10,797)

January 6, 1999
   Issued for cash                     600,000             $60.00          $5,940.00              --            $6,000
January 28, 1999
   Issued for consulting               600,000             $60.00        $119,940.00              --          $120,000
April 14, 1999
   Issued for cash                   7,127,500            $712.75        $999,287.25              --        $1,000,000
June 15, 1999
   Issued for licensing              3,000,000            $300.00      $1,499,700.00              --        $1,500,000
June 15, 1999
   Issued for Services                  20,000              $2.00          $4,998.00              --            $5,000
June 30, 1999
   Issued for services                 250,000             $25.00         $49,975.00              --           $50,000

Net loss January 3, 1999
   to June 30, 1999                                                                          ($291,236)      ($291,236)
                                  ------------      -------------      -------------     -------------    ------------
Balance - June 30, 1999             17,597,500          $1,759.75      $2,680,240.25         ($303,033)     $2,378,967

                               Power Direct, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   FOR PERIOD
                        January 1, 1999 to June 30, 1999


                                                                 June           December         December
                                                              30, 1999          31, 1998         31, 1997

OPERATING ACTIVITIES
  Net Loss from operations                                    -291,235.79       -10,796.39            0.00
                                                            -------------      -----------      ----------

Net Cash provided by Operating Activities                     -291,235.79        10,796.99            0.00

  Increase in current asset                                    250,070.62         2,246.00            0.00
  Increase in other assets                                     453,787.70             0.00            0.00
  Increase In current liabilities                               -8,905.09        13,042.99            0.00
                                                            -------------      -----------      ----------
Net cash provided by Operating Activities                      619,690.16         2,246.00            0.00


INVESTING ACTIVITIES
  Deposit on Asset Purchase Agreement                          367,093.00             0.00            0.00
                                                            -------------      -----------      ----------
Net cash used by investing activities                          367,093.00             0.00            0.00


FINANCING ACTIVITIES
  Issuance of Capital Stock                                  1,006,000.00             0.00            0.00

Net cash provided by financing activities                      638,907.00             0.00            0.00

Net increase (decrease) in cash                                250,070.62         2,246.00            0.00
Cash and equivalents, beginning of Current Period                2,246.00             0.00            0.00
Cash and equivalents, end of Current Period                    252,316.62         2,246.00            0.00

                               Power Direct, Inc.
                          (A Development Stage Company)

                          NOTES TO FiNANCIAL ST4TEMENTS
                                  June 30, 1999

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized September 13, 1993, under the laws of the State of Delaware, as Power Direct, Inc. The Company currently has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

     On September 30, 1993, the Company issued 1O,000 shares of its 3.01 par value common stock for cash of $1,000.00.

     On July 30, 1998, the State of Delaware approved the Company's restated Articles of Incorporation, which increased its capitalization from 10,000 common shares to 25,000,000 common shares. The par value was changed from $.01 to $.0001.

     On July 30, 1998, the Company forward split its common stock 200:1, thus increasing the number of outstanding common stock shares from 10,000 to 2,000.000 shares.

     On October 21, 1998, the Company forward split its common stock 3:1, thus increasing the number of outstanding common stock shares from 2,000,000 to 6,000,000 shares.

     On December 16, 1998, the Company increased its capitalization from 25,000,000 common shares to 100,000,000 common shares. The par value remained at $0.0001.

     On January 6, 1999, the Company issued 600,000 shares of its $0.0001 par value common stock for $6,000.00 in cash.

     On January 28, 1999, the Company issued 600,000 shares of its $0.0001 par value common stock for services rendered in the amount $120,000.00.

     On March 31, 1999, the Company completed a Regulation D, Rule 504 offering, issuing 7,127,500 shares of its $0.0001 par value common stock for $1,000,000.00 in cash. These shares were issued at varying prices which reflected market prices at time of subscription.

     On June 15, 1999, the Company issued 3,000,000 shares of its $0.0001 par value common stock for a licensing agreement valued at $0.50 per share, the market price at the time the agreement was reached. There will be a future exchange of an additional 3,000,000 shares of common stock when the licensing agreement is finalized.

     On June 15, 1999, the Company issued 20,000 shares of its $0.0001 par value common stock for services rendered in the amount of $5,000.00.

                               Power Direct, Inc..
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY - continued

     On June 30, 1999, the Company issued 250,000 shares of its $0.0001 par value common stock for services rendered in the amount of $50,000.00.


NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1.   The Company uses the accrual method of accounting.

     2. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share were not included as the inclusion of warrants is anti-dilutive.

     3.   The Company has adopted December 31 as its fiscal year end.

     4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     5. The Company has not yet adopted all accounting pronouncements issued. The effect on the financial statements is deemed insignificant and immaterial and there were no adjustments made to the financial statements.

     6.   Organization costs were expensed when incurred.

     7.   The Company records its inventory at cost.

     8. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

     9. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

                               Power Direct, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANC1AL STATEMENTS
                                  June 30, 1999


NOTE 2- ACCOUNTING POLICIES AND PROCEDURES - continued

     10. The cost of plant and equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation. The amount of depreciation recorded during this period was $0.00.

     11.  Power Direct,  Inc.  purchased a majority interest in  Cardstakes.com.
          The  Company  has  accounted  for  the  business   combination   as  a
          consolidation. All Intercompany eliminations have been made.

     12. The Company has incurred costs as part of web site development. The costs of the web site will be amortized over 60 months, once the development is complete and in operation.

     13. The Company has experienced losses since its inception September 13, 1993 (Date of inception) to June 30, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. There has not been an deferred tax benefits recorded as management has deemed it less than likely that the net operating losses will be utilized. The net operating loss carryforwards will begin to expire in 2008.

     14. The company has purchased interests in Vetizontal, Rising Phoenix and LANSource. Investments in both Vetizontal and Rising Phoenix have been recorded utilizing the equity method of accounting. The Company alleges that LANSource breached the agreement and is currently in negotiations to settle the alleged breach.


NOTE 3--GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital or revenues, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

                               Power Direct, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

NOTE 4 - RELATED PARTY TRANSACTION

     The Company neither owns nor leases any real or personal property. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 5- WARRANTS AND OPTIONS

     On April 30, 1999, the Company issued warrants to Yenn Asset Investments Inc. as part of a Regulation S Offering. At June 30, 1999, there were 1,100,000 of these warrants outstanding. The warrants may be exercised one warrant for one share of the Company's common stock at $0.30 per share.

     The company has option agreements with the following individuals.

           May Joan Liu            600,000
           R. Angelo Holmes        300,000
           Jack Sha                300,000
           Ferdinand Marehard       50,000

     These options may be exercised at one option for one share of the Company's common stock and at $0.25 per share. These options will expire of their own accord eighteen months from date of issue or on October 22, 2000.

     The Company following the guidelines of the fair value method did not record any compensation expense at the issue of these options. The options were not issued under a formal or informal compensation package or agreement. The options were issued by a development stage company which exhibits a high volatility factor exhibited by the fluctuation in the market prices both before and since the grant date. There are no expected dividends in the exercise period. The options are not dependent on performance by the holders of the options.

     If the Company had recorded compensation expense, the net loss from inception would have increased from ($303,033) to ($691,783).


NOTE 6- LONG TERM COMMITMENTS

     The Company does not have any long-term rental agreements nor does it have and long term debt obligations.

Item 2. Management's Discussion and Analysis or Plan of Operation

Business of the Registrant. Power Direct, Inc. (the "Registrant") was incorporated in the State of Delaware on September 13, 1993, and maintains its principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, BC V6E 4N5. The Registrant's offices in the United States are located at 4291 Meridian Street, Suite 29, Bellingham, WA 98226.

For purposes of clarification, anytime that "US$" appears in this Registration Statement, it means the currency of the United States of America, unless otherwise stated. Anytime that "CDN$" appears, it means the currency of Canada, in Canadian dollars.

The Registrant was inactive from September 13, 1993, through November 1, 1998. In November 1998 the Registrant began the process of identifying available interests in oil and natural gas producing properties. On January 15, 1999, the Registrant entered into a letter of intent with Rising Phoenix Development Group Ltd., a Canadian corporation, located in Vancouver, British Columbia, Canada ("Rising Phoenix"), to acquire all the assets of Rising Phoenix, including that corporation's interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "Wyoming Property"). That letter of intent specifies that the Registrant must, among other things, pay Rising Phoenix seventy-five thousand dollars (US$75,000) and, further, issue 3,800,000 shares of its common stock to Rising Phoenix to complete the acquisition of the assets of Rising Phoenix. The letter of intent also provides that the Registrant will appoint no more than three directors from Rising Phoenix's board of directors to the Registrant's board of directors. The Registrant paid Rising Phoenix a prepayment advance of Twenty-Five Thousand Dollars (US$25,000) on January 27, 1999. On or about February 24, 1999, the Registrant made a second prepayment advance to Rising Phoenix of Ten Thousand Dollars (US$10,000). On or about March 29, 1999, the Registrant made the third repayment advance of Ten Thousand Dollars (US$10,000). On or about April 7, 1999, the fourth prepayment advance of Ten Thousand Dollars (US$10,000) was made by the Registrant. The Registrant made the fifth payment of Ten Thousand Dollars (US$10,000) and the final payment of Ten Thousand Dollars (US$10,000) on or about April 26, 1999, and on or about May 26, 1999, respectively. The Registrant has not transferred any of its common stock to Rising Phoenix to complete this transaction. According to the letter of intent, the Registrant is to assume all of Rising Phoenix's financial obligations pertaining to the Wyoming Property as of January 31, 1999. In return, Rising Phoenix agreed to deliver the Wyoming Property in good title and assign to the Registrant its joint venture agreement with Derek Resources Corporation ("Derek Resources"). Pursuant to that joint venture agreement, Derek Resources agreed to provide up to a maximum of Three Million Five Hundred Thousand Dollars (US$3,500,000) of improvements on or before December 31, 2000, on the Wyoming Property in exchange for a 75% working interest in the Wyoming Property. The Registrant anticipates that the site construction will commence sometime early in the year 2000. Negotiations have begun with Bateman Engineering, Inc. and its associate company, Silvertip Project Partners, Inc., to provide development, financing and construction of a pilot production facility. If Derek Resources successfully meets its obligations under the joint venture agreement, the Registrant will own a 25% working interest in the Wyoming Property. If Derek Resources fails to meet its obligations under the joint venture agreement, the Registrant will obtain a 100% working interest in the Wyoming Property, including all of the improvements financed by Derek Resources. There are no proven oil or gas reserves on the Wyoming Property.

On January 26, 1999, the Registrant signed a letter of agreement with Vertizontal Energy Resources Inc., formerly I.T.A. Enterprises, Inc. ("I.T.A."), a Canadian company, to acquire and own a 42% working interest in a natural gas project in west central Alberta (the "Alberta Property"). This letter of agreement requires the Registrant to provide 42% of the costs for the three-phase project, which are estimated in the letter of agreement to be Two Hundred Thousand Dollars (CDN$200,000). As of June 10, 1999, the Registrant had advanced I.T.A. a total of Twenty Thousand Three Hundred Ninety Three Dollars (US$20,393) toward the Alberta Property project. The working interest acquired will be subject to a 10% gross overriding royalty (that is, 4.2% of the 42% working interest shall be payable directly to Nicholas Baiton, the royalty holder). To date, the Registrant has paid a deposit of eight thousand four hundred dollars (CDN$8,400) to I.T.A. pursuant to the terms of the agreement. It was agreed between I.T.A. and the Registrant that the $8,400 deposit would be used for prospect fees and that the Registrant will receive a refund of any unused portion of that deposit. Within ten (10) days of I.T.A. providing the Registrant with an "Authority for Expenditures" and a cash call for Phases I and II of the development of the Alberta Property, the Registrant will be required to advance seventy five thousand six hundred dollars (CDN$75,600) to I.T.A., representing the balance of the Registrant's 42% of the estimated costs. There can be no assurance that the Registrant will have sufficient funds available to meet this obligation in the time frame required by the letter of agreement. There are no proven oil or gas reserves on the Alberta Property.

Plan of Operation-Alberta Property. The Registrant anticipates that the Alberta Property will produce mainly methane gas. The projected timetable for start-up of production on the Alberta Property is as follows: (1) In or around September, 1999, the Registrant anticipates that Liberty Oil & Gas Ltd. ("Liberty"), the company that will be operating the Alberta Property project, will receive a well license; (2) In or around October, 1999, the testing and evaluation of the well will be completed; (3) Also in or around October, 1999, Liberty will design and license production facilities; (4) In or around November or December of 1999, Liberty expects to procure and install production facilities; and (5) In or around the first quarter of 2000, gas production is slated to begin. The Registrant will have a working interest in the Alberta Property but Liberty will physically operate the facility. The Alberta Property does not contain proved oil or gas reserves at this time.

Plan of Operation-Wyoming Property. The Registrant anticipates that the Wyoming Property will produce mainly oil. As discussed earlier, Derek Resources is solely responsible for the capital expenditures on the Wyoming Property. At this time, the Registrant cannot guarantee or predict the timetable for completion of the material steps to get the Wyoming Property producing oil. As discussed earlier, Derek Resources has until December 31, 2000 to meet its financial obligations. The Registrant anticipates that if the Wyoming Property produces oil, it will be sometime before December 31, 2000. The Wyoming Property does not contain proved oil and gas reserves at this time.

Marketing. The Registrant anticipates any future production will be marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field-posted prices plus a bonus and natural gas is sold by contract at a negotiated price based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply/demand conditions. The Registrant's marketing objective is to receive the highest possible wellhead price for its product. There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas production and sales. The Registrant does not anticipate significant difficulties in marketing the oil and natural gas it eventually produces. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers. The availability of a ready market for the Registrant's oil and natural gas production depends on the proximity of reserves to, and the capacity of, oil and natural gas gathering systems, pipelines and trucking or terminal facilities. The Registrant anticipates that it will deliver natural gas through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Registrant's ability to produce and market its oil and natural gas. The Registrant anticipates it will take the necessary steps to attempt to control price risk. Even if the Registrant takes the proper steps, it will remain subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Registrant's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. The Registrant believes that it will be able to reduce these risks by entering into, and expects to enter into, hedge transactions in future years.

On February 15, 1999, the Registrant signed a letter of intent to acquire and own up to a 51% ownership interest in LANSource Technologies, Inc., a Canadian company ("LANSource"). LANSource is a developer of fax and data communications software. LANSource's primary products are WINport, a modem-sharing application and FAXport, a group of software products which allows users to send and receive faxes from their desktop computer or through their e-mail system. WINport, FAXport, and other LANSource products are distributed through Tech Data US, Tech Data Canada, Ingram Micro Canada, Ingram USA, Ingram UK, Ingram Italy, EMJ Date Systems Canada, EMJ USA, Merisel US and Micro Central. WINport is currently available in 12 languages and is distributed worldwide. In order to purchase the first 12.5% ownership interest in LANSource, the Registrant was required to make, on or before March 1, 1999, a total non-refundable deposit of three hundred thousand dollars (CDN$300,000), which payment was timely made to LANSource by the Registrant. The letter of intent contemplated that, on or before March 31, 1999, the Registrant and LANSource would enter into a formal Purchase and Sale Agreement. Upon the execution of that agreement, the Registrant would be required to make an additional non-refundable deposit of two hundred thousand dollars (CDN$200,000). The letter of intent also stated that in the event that the parties, for whatever reason, were unable to finalize the Purchase and Sale Agreement by March 31, 1999, than the whole transaction between the Registrant and LANSource would be considered null and void and LANSource would be entitled to retain all deposits. Because of delays by LANSource in preparing the formal Purchase and Sale Agreement, as of April 8, 1999, the Registrant and LANSource had not finalized a formal agreement. On or about April 15, 1999, a Statement of Claim, on behalf of the Company as Plaintiff, was issued by the Ontario Court, General Division. Also on or about April 15, 1999, that Statement of Claim was served on Defendant LANSource. As described in Item 1, LANSource and the Company entered into a letter agreement whereby the Company was to purchase a 12.5% interest in LANSource with an option to purchase an additional 38.5% interest. A formal agreement was to be finalized on or before March 31, 1999. The letter agreement provided that in the event a formal agreement was not consummated by March 31, 1999, the letter agreement would be null and void and LANSource would be permitted to retain all deposits made by the Company. The Company alleges that LANSource agreed that its counsel would draft the final agreement in an expeditious manner. The Company further alleges that counsel for LANSource did not produce an agreement for review by the Company until March 25, 1999. Moreover, the Company alleges that, prior to its receipt of the proposed final agreement from counsel for LANSource, the proposed agreement had not been read or approved by LANSource, the agreement was incomplete and in need of substantial revisions, and that LANSource failed and neglected to provide the essential information necessary for a meaningful review of the proposed final agreement.

The Company has alleged that it has been damaged in the amount of $1,000,000 in that LANSource breached its agreement with the Company, breached its fiduciary duty to the Company and breached its duty of good faith. In the alternative, the Company has asked that the Court either: (i) compel LANSource to perform its obligations under the agreement; (ii) order LANSource to pay into the Court a total of $300,000 representing the deposit money paid to LANSource by the Company, declare that the agreement between the Company and LANSource is rescinded and return the deposit amount to the Company; declare that LANSource has breached the agreement and proceed to trial to determine the Company's damages; or issue an order requiring LANSource to disgorge to the Company any and all profits earned by LANSource as a result of its breach. Moreover, the Company has alleged punitive damages in the amount of $100,000. While the action is pending, the Company has asked the Ontario Court to enjoin LANSource from:
(i) transferring or disposing of, in any manner, its assets; (ii) borrowing funds except in the usual course of business; (iii) granting any license, franchise or similar arrangement to any person relating to its intellectual property or potential intellectual property; (iv) issuing, distributing or transferring in any way shares, warrants, options or other securities; (v) redeeming or purchasing any of the company's shares; (vi) taking or instituting proceedings to alter its corporate structure in any way; (vii) amending its Bylaws, Articles or any material agreements; or (viii) taking action to materially change the nature of its business in any way. The Company plans to vigorously prosecute its claim against LANSource.

On or about June 18, 1999, the Registrant entered into an Asset Purchase Agreement ("J&S Agreement") with J&S Overseas Holdings, of Grand Cayman, Cayman Islands ("J&S Overseas"). Pursuant to the J&S Agreement, the Registrant agreed to purchase from J&S Overseas, and J&S Overseas agreed to sell, an URL registered as "CardStakes.com". In exchange for the URL, the Registrant agreed to pay US$240,000 and grant to J&S Overseas the rights to purchase 1,000,000 shares of the Registrant's $.0001 par value common stock. These rights are exercisable at a purchase price of US$0.30 per share, and all shares purchased will be "restricted securities" subject to the limitations and restrictions regarding resale and distribution specified by Rule 144. As of June 30, 1999, The Registrant had met all of its financial obligations under the J&S Agreement.

Business of Registrant's Subsidiary. On February 19, 1999, the Registrant caused PDTech.com, a Nevada corporation, to be formed as a subsidiary of the
Registrant. On or about June 8, 1999, PDTech.com changed its name to CardStakes.com. The Registrant anticipates that CardStakes.com will invest in Internet companies and related technology, and further anticipates that the Registrant's interest in LANSource, when and if acquired as specified below, will be transferred to this new subsidiary.

On or about April 28, 1999, the Registrant entered into a licensing agreement ("Compte Agreement") with Compte De Sierge Accomodative Corp., a corporation incorporated in Panama City, Panama ("Compte De Sierge"). Compte De Sierge worked in association with a group of programmers doing business as E-Card. The Compte Agreement specifies, among other things, that the Registrant will have the worldwide right to utilize and commercially exploit certain software systems and related proprietary technology relating to the operation of the Greeting
Card Lotto, hereinafter referred to as "CardStakes.com". The CardStakes.com technology was developed and designed by Mr. Conrado Beckerman, a director of Compte De Sierge, and a team of programmers hired by CardStakes.com. CardStakes.com has not produced any historical revenue upon which an estimate of potential revenue can be determined.

The Compte Agreement also provides for three equal cash payments of CDN$100,000 to Compte by the Registrant as partial consideration pursuant to the Compte Agreement. The first such payment was due upon execution of the Compte
Agreement; the second payment is due upon completion of the first phase of testing; and the third payment is due upon completion of the second phase of testing. The Compte Agreement also provides that the Registrant shall issue 6,000,000 shares of its $.0001 par value common stock in two separate issuance transactions, each of 3,000,000 shares. All such shares shall be "restricted shares" subject to the limitations and restrictions regarding resale and distribution specified by Rule 144. The first issuance was to occur upon execution of the Compte Agreement, and the second issuance shall occur upon the commencement of operations of CardStakes.com, as specified in the Compte Agreement. As of May 13, 1999, the Registrant had paid CDN$100,000 and issued 3,000,000 shares of the Registrant's $.0001 par value common stock as per the Compte Agreement. On July 6, 1999, with the completion of the first phase of testing, the Registrant made the second payment of CDN$100,000 pursuant to the Compte Agreement. As of June 30, 1999, the second phase of testing had not been completed. As such, the Registrant had not yet paid Compte De Sierge the third CDN$100,000 installment or issued the final 3,000,000 shares. On or about August 16, 1999, with the completion of the second phase of testing, the Registrant requested that Compte De Sierge provide the Registrant with duplicate copies of all Compact Discs and files necessary for the operation of CardStakes.com. E-Card had custody and control of those items requested by Power Direct. On or about August 23, 1999, Compte De Sierge denied the Registrant's request stating that a conflict among its programmers and E-Card prevented delivery of such items. This denial by Compte De Sierge effectively negated any and all contractual obligations the Registrant had to Compte De Sierge under the Compte Agreement. On or about August 30, 1999, a meeting between the principals of Compte De Sierge and the Registrant was held, whereby Compte De Sierge agreed to discontinue any further association or involvement with E-Card. Compte De Sierge also agreed to retain new programmers. Compte De Sierge also agreed to revise and amend the April 28, 1999 agreement to reflect the above change. Compte De Sierge and the Registrant agreed to change the title of the agreement to the "Proprietary Technology Usage - License Agreement". As of June 30, 1999, Power Direct has met all of its financial obligations pursuant to the Compte Agreement. Except for the contractual relationship between Power Direct and Compte De Sierge memorialized in the Compte Agreement, and the consulting services provided to CardStakes.com by Mr. Beckerman, there are no other affiliations or relationships between either the Registrant and Compte De Sierge or CardStakes.com and Compte De Sierge.

On or about May 5, 1999, the Registrant agreed to enter into an Asset Purchase Agreement ("On-line Agreement") with On-line Asset Courtesy Inc., a corporation incorporated in Panama City, Panama ("On-line"). Pursuant to the On-line Agreement, The Registrant agreed to purchase from On-Line, and On-line agreed to sell, an Universal Resource Locator (URL) registered as "GREETINGCARDLOTTO.COM", as well as associated URLs registered as "E-CARDLOTTO.COM" and "CARDLOTTO.COM". An URL is the address of a page on the World Wide Web. Every web page has an URL that identifies it uniquely, and which provides enough information for any computer connected to the Internet to locate it. In exchange for the three (3) URL's, the Registrant agreed to issue to On-line 2,000,000 warrants to purchase the Registrant's $.0001 par value common stock at a purchase price of US$0.25 per share. The warrants were to be exercisable for a period of two (2) years from the date of issuance and all common stock purchased pursuant to those warrants will be "restricted securities" subject to the limitations and restrictions regarding resale and distribution specified by Rule 144. However, because the On-line Agreement was never executed by all parties, the 2,000,000 warrants were never issued, and the On-Line never delivered the right to the 3 URL's. The Registrant and On-line have since mutually agreed to terminate their relationship due to On-line's nonperformance. Except for the proposed contractual relationship between the Registrant and On-line, there are no other relationships or affiliations between either the Registrant and On-line or CardStakes.com and On-line.

The Compte Agreement provides that the Registrant may grant sublicenses to third parties on terms agreeable to Compte De Sierge with respect to the proprietary technology. On or about June 15, 1999, CardStakes.com became such a third party licensee. On or about that date, the Registrant and CardStakes.com entered into a licensing agreement whereby CardStakes.com acquired 51% of the Registrant's rights, title and interest under the Compte Agreement. The result is that CardStakes.com has the right to utilize and commercially exploit certain software and related proprietary technology allowing for the marketing and sale of greeting cards over the Internet. The technology licensed from Compte De Sierge also allows CardStakes.com to conduct a scratch and win whereby the winners are awarded cash prizes and coupons. In exchange for the rights in the Compte Agreement, CardStakes.com issued to the Registrant 9,106,123 shares of CardStakes.com's $.0001 par value common stock. The Registrant and CardStakes.com valued those assets at $1,470,000 based on the Registrant's historical cost basis. Any and all assets acquired by CardStakes.com from the Registrant will be recorded in CardStakes.com's financial statements at the Registrant's historical cost basis.

The URL, Cardstakes.com (http://www.cardstakes.com), is a website featuring electronic greeting cards and retail merchandise link. The electronic Greeting Card is sent to the recipient via e-mail enabling the recipient to play a "Scratch and Win" ticket for cash, prizes and coupons. The retail merchandise links allow the sender to purchase a gift if the sender so desires.

Liquidity. The Registrant had cash resources of US$2,246.00 at December 31, 1998. At June 30, 1999, the Registrant had cash resources of US$212,995.62. The influx of cash for the period ended June 30, 1999, resulted primarily from the Registrant's sale of its $.0001 par value common stock. At June 30, 1999, the Registrant had total current assets of US$252,316.62 and total current liabilities of US$4,137.10. At June 30, 1999, total current assets exceeded total current liabilities by US$248,179.52. The cash and equivalents constitute the Registrant's present internal sources of liquidity. Because neither the Registrant nor its subsidiaries are generating any significant revenues, the Registrant's only external source of liquidity is the sale of its capital stock.

Results of Operations. The Registrant has not yet realized any significant revenue from operations, nor does it expect to in the foreseeable future. Loss from operations increased from $0.00 in 1997 to US$10,796.99 in 1998 due to the Registrant's renewed activities in locating and evaluating suitable gas and oil leases and the general, selling, and administrative amortization of organization costs. For the six months ended June 30, 1999, the Registrant experienced a net loss of US$291,235.79 which resulted primarily as a result of selling, general and administrative expenses and commissions.

The Registrant may require additional cash to implement its business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. No assurance can be given, however, that the Registrant will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Registrant to implement its business strategies. The inability of the Registrant to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Registrant.

The Registrant's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

The Registrant anticipates that it will need to raise additional capital within the next 12 months in order to develop, promote, produce and distribute its proposed products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the Registrant's stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, the Registrant may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights to certain of its products that the Registrant would not otherwise relinquish.

The Registrant does not anticipate any material expenditures within the next 12 months. The Registrant does not anticipate any significant research and development within the next 12 months, nor does the Registrant anticipate that it will lease or purchase any significant equipment within the next 12 months. The Registrant does not anticipate a significant change in the number of its employees within the next 12 months.

The Registrant anticipates that it will begin to realize a positive revenue stream beginning in or about the second quarter of 2000, as a result of the activities of its subsidiary, CardStakes.com, Inc. Specifically, the Registrant, as a holder of 59% of CardStakes.com's issued and outstanding stock, believes that CardStakes.com, Inc.'s greeting card/scratch and win business, having recently completed its beta testing, will generate a positive revenue stream for the Registrant.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 16, 2000                      POWER DIRECT, INC.


                                                By:  /s/ Jack Sha
                                                     -------------------------
                                                     Jack Sha
                                                Its: President