Form 10QSB
period 1999-09-30
2U ONLINE COM INC
filed 2000-03-10
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


COMMISSION FILE NUMBER:


                                POWER DIRECT,INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                              52-2132622
(State or other                 (Primary Standard               (I.R.S. Employer
jurisdiction of             Industrial Classification        Identification No.)
incorporation or                  Code Number)
organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 1999, there were 18,497,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


James E. Slayton, CPA
--------------------------------------------------------------------------------
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333

                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                            November 19, 1999
Power Direct, Inc. (the Company)

     I have audited the Balance Sheet of Power Direct, Inc. (A Development Stage Company), as of September 30, 1999, December 31, 1998 and December 31, 1997 and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period January 1, 1999 to September 30, 1999 and the two years ended December 31, 1998 and December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentations. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Direct, Inc. (A Development Stage Company), at September 30, 1999, December 31, 1998 and
December 31, 1997, and the results of its operations and cash flows for the period January 1, 1999 to September 30, 1999 and the two years ended December 31, 1998 and December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements. The Company has had limited operations and has not established a long term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


James E. Slayton, CPA
Ohio License ID# 04-1-15582

                               Power Direct, Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                          September      December       December
                                          30, 1999       31, 1998       31, 1997

     ASSETS

Current Assets
Cash in Bank                              54,490.00      2,246.00           0.00
Accounts Receivable                       39,321.00          0.00           0.00
Other Current Assets                       2,000.00
                                       -----------------------------------------
Total Current Assets                      95,811.00      2,246.00           0.00


OTHER ASSETS

Other Assets                               1,123.00          0.00           0.00
Universal Resource Locator               200,000.00
Investments                            1,944,910.00
                                       -----------------------------------------
                                       2,146,033.00          0.00           0.00

TOTAL ASSETS                           2,241,844.00      2,246.00           0.00
                                       =========================================


                   See accompany notes to financial statements

                               Power Direct, Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                         September      December       December
                                         30, 1999       31, 1998       31, 1997


     LIABILITIES & EQUITY
Current Liabilities
Accounts Payable                          4,137.00     13,042.99
                                      -----------------------------------------
Total Liabilities                         4,137.00     13,042.99           0.00


Minority interest in Subsidiary         (23,997.00)
($26,971 at time of acquisition
less income attributable to
minority interest $50,968)

     EQUITY
Common Stock, $.0001 par value,
authorized 100,000,000 common
shares; issued and outstanding at
12/31/97, 6,000,000 common shares;
issued and outstanding at 12/31/98,
6,000,000 common shares; issued and
outstanding at 09/30/99, 18,497,500       1,850.00        600.00         100.00
Additional paid in capital            2,950,150.00        400.00         900.00
Retained Earnings                      (691,296.00)   (11,796.99)     (1,000.00)

Total Stockholders' Equity            2,261,704.00    (10,796.99)          0.00
                                      -----------------------------------------
     TOTAL LIABILITIES & OWNERS
      EQUITY                          2,241,844.00      2,246.00           0.00
                                      =========================================


                   See accompany notes to financial statements

                               Power Direct, Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR PERIODS ENDING

                                                          Date of
                                                          inception
                                                          to
                                                          September           September            December           December
                                                          30, 1999            30, 1999             31, 1998           31, 1997
  REVENUE                                                        0.00                0.00                0.00               0.00
Services

  COSTS AND
EXPENSES
Selling, General and Administrative                        644,868.00          633,071.00           10,797.00               0.00
Commissions                                                 99,500.00           99,500.00
                                                          ----------------------------------------------------------------------

              Total Costs and
              Expenses                                     744,368.00          732,571.00           10,797.00               0.00
                                                          ----------------------------------------------------------------------
Other Income (Expense)
  Interest Income                                            3,104.00            3,104.00
                                                          ---------------------------------------------------
  Total Other Income (Expense)                               3,104.00            3,104.00                0.00               0.00


Net Ordinary Income or (Loss) before Minority
interest                                                  (741,264.00)        (729,467.00)         (10,797.00)              0.00

                                                          ----------------------------------------------------------------------
Less: Income or (Loss) before Minority
interest                                                   (50,968.00)         (50,968.00)               0.00               0.00
                                                          ----------------------------------------------------------------------

Net Ordinary Income or (Loss)                             (690,298.00)        (678,499.00)         (10,797.00)
                                                          ======================================================================

Weighted average number of common shares
outstanding                                                13,882,778          13,882,778           6,000,000          2,000,000

  Net Loss Per Share                                           -0.053              -0.052             -0.0018                  0


                  See accompany notes to financial statements

                               Power Direct, Inc.
                          A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR PERIODS ENDING
           December 31, 1997, December 31, 1998 and September 30, 1999


                                                                                                          Deficit
                                                                                                        accumulated
                                                                                         Additional       during         Total
                                                            Common Stock                   paid-in      development    Stockholder's
                                                       Shares          Amount              capital         stage          Equity
                                                    --------------------------------------------------------------------------------
Balance December 31, 1995                              6,000,000             600.00          400.00       (1,000.00)          0.00

Balance December 31, 1996                              6,000,000             600.00          400.00       (1,000.00)          0.00

Balance December 31, 1997                            6,000,000.00            600.00          400.00       (1,000.00)          0.00

Net loss year ended December 31, 1998                                                                    (10,797.00)     (10,797.00)
                                                    --------------------------------------------------------------------------------

Balance December 31, 1998                              6,000,000            $600.00          400.00      (11,797.00)      10,797.00
                                                    --------------------------------------------------------------------------------

January 6, 1999 issued for cash                          600,000              60.00        5,940.00                        6,000.00

January 28, 1999
Issued for consulting services                           600,000              60.00      119,940.00                      120,000.00

April 14, 1999 Issued for cash                         7,127,500             712.75      999,287.25                    1,000,000.00

On or about June 15, 1999
Issued for licensing agreement                         3,000,000             300.00    1,499,700.00                    1,500,000.00

June 15, 1999
Issued for services rendered                              20,000               2.00        4,998.00                        5,000.00

June 30, 1999
Issued for services rendered                             250,000              25.00       49,975.00                        5,000.00

July 20, 1999
Issued for cash                                          800,000              80.00      239,920.00                      240,000.00

September 15, 1999
Issued for Cash                                          100,000              10.00      29,9990.00                       30,000.00

Net loss January 1, 1999 to September
30, 1999                                                                                                (678,499.00)    (678,499.00)

                                                    --------------------------------------------------------------------------------

Balance September 30, 1999                            18,497,500      $    1,849.75   $2,950,150.25      690,296.00    2,261,704.00
                                                    ================================================================================


                   See accompany notes to financial statements

                               Power Direct, Inc.
                         ( A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   FOR PERIOD


                                                             Date of             January 1,
                                                             Inception           1999
                                                             to                  to
                                                             September           September          December            December
                                                             30, 1999            30, 1999           31, 1998            31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations                                   690,296.00         678,499.00      (10,797.00)             0.00
Adjustments to reconcile net income to net cash
provided

Depreciation Expense                                               0.00

Amortization of Intangible Assets (Minority
Interest)                                                     41,667.00          41,667.00

Services rendered in exchange for stock                      155,000.00         155,000.00
Increase in current assets                                   (41,321.00)        (41,321.00)
Increase(Decrease) in current
liabilities                                                    4,137.00           8,906.00       13,043.00
                                                           --------------------------------------------------------------------

Net Cash provided by Operating Activities                   (530,813.00)        (532,059.00)       2,246.00             0.00


CASH FLOWS FROM INVESTING ACTIVITIES


Purchase of Long Term Investments                            691,697.00         491,697.00


                                                           --------------------------------------------------------------------
          Net cash used by investing activities              691,697.00         691,697.00                              0.00



CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                  1,277,000.00       1,276,000.00


          Net cash used by financing
          activities                                       1,277,000.00       1,276,000.00            0.00             (0.00)

          Net increase(decrease) in cash                      54,490.00          52,244.00        2,246.00              0.00
          Cash and cash equivalents, beginning
          of period                                                0.00           2,246.00            0.00              0.00
          Cash and cash equivalents, end of
          year                                                54,490.00          54,490.00        2,246.00              0.00





                   See accompany notes to financial statements

                               Power Direct, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized September 13, 1993, under the laws of the State of Delaware, as Power Direct, Inc. The Company currently has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

     On September 30, 1993, the company issued 10,000 Shares of its .01 par value common stock for cash of $1,000.

     On July 30, 1998, the State of Delaware approved the Company's restated Articles of Incorporation, which increase its capitalization from 10,000 common shares to 25,000,000 common shares. The par value was changed form $.01 par value to $0.0001.

     On July 30, 1998 the Company forward split its common stock 200:1 thus increasing the number of outstanding common stock shares from 10,000 to 2,000,000 shares.

     On October 21, 1998, the Company forward split its common stock 3:1, thus increasing the number of outstanding common stock shares from 2,000,000 to 6,000,000 shares.

     On December 16, 1998, the Company increased its capitalization from 25,000,000 common shares to 100,000 common shares. The par value remained at $0.0001.

     The Statement of Stockholder's equity reflects changes in par value and common stock splits retroactively.

     On January 6, 1999, the Company issued 600,000 shares of its $0.0001 par value common stock for $6,000.00 in cash.

     On January 28, 1999, the Company issued 6000,000 shares of its $0.0001 par value common stock for services rendered in the amount of $120,000.00.

     On April 14, 1999 the Company completed a Regulation D, Rule 504 offering, issuing 7,127,500 shares of its $0.0001 par value common stock for $1,000,000 in cash. These shares were issued at varying prices which reflected market prices at time of subscription.

     On or about June 15, 1999, the Company issued 3,000,000 shares of its $0.0001 par value common stock for a licensing agreement valued at $.50 per share, the market price at the time the agreement was reached. There will be a future exchange of an additional 3,000,000 shares of common stock when the licensing agreement is finalized.

     On June 15, 1999, the Company issued 20,000 shares of its $0.0001 par value common stock for services rendered in the amount of $5,000.00.

                               Power Direct, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY - continued

     On June 30, 1999, the Company issued 250,000 shares of its $0.0001 par value common stock for services rendered in the amount of $50,000.00.

     On July 20, 1999, the Company issued 800,000 shares of its $0.0001 par value common stock for cash in the amount of $240,000.00 and redeemed 800,000 warrants

     On September 15, 1999, the Company issued 100,000 shares of its $0.0001 par value common stock for cash in the amount of $30,000.00 and redeemed 100,000 warrants

Note 2-ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1. The Company uses the accrual method of accounting.

     2. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share were not included as the inclusion of warrants is anti-dilutive

     3. The Company has adopted December 31 as its fiscal year end.

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

     9. The Company's Statements of Cash flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

                               Power Direct, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

     10. The cost of plant and equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. The amount of depreciation recorded during this period was 50.00.

     11. Power Direct, Inc. purchased a majority interest in Cardstakes.com. The Company has accounted for the business combination as a consolidation. All intercompany eliminations have been made.

     12. The Company has incurred Universal Resources Locator's costs as part of web site development. The costs of the web site will be amortized over 60 months, once the development is complete and in operations.

     13. The Company experienced losses since its inception on September 13, 1993 (Date of inception) to September 30, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. There has not been any deferred tax benefits recorded as management has deemed it less than likely that the net operating losses will be utilized. The net operating loss carryforwards will begin to expire in 2008.

     14. The Company has purchased interest in Vertizonal, Rising Phoenix and LANSource. Vertizonal and Rising Phoenix investments have been recorded utilizing the equity method of accounting. The Company alleges that LANSource breached the agreement and is currently in negotiations to settle the alleged breach.

NOTE 3 - GOING CONCERN

     The Company's financial statemetns are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital or revenues, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4 - RELATED PARTY TRANSACTION

     The Company does not own any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                               Power Direct, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - WARRANTS AND OPTIONS

     On July 15, 1999, the Company issued warrants to J & S Overseas Holding as part of the purchase agreement for URL. At September 30, 1999, there were 1,000,000 of these warrants outstanding. The warrants may be exercised one warrant for one share of the Company's common stock and $0.25 cents per share.

     On April 30, 1999, the Company issued warrants to Yenn Assets as part of a Regulation S offering. At September 30, 1999, there were 1,000,000 of these warrants outstanding. The warrants may be exercised one warrant for one share of the Company's common stock and $0.30 cents per share.

     The warrants have not been assigned a value, as the monetary value of these warrants is not readily determined since the warrants are not trading.

     The Company has options agreements with the following individuals.

          May Joan Liu                  600,000
          R. Angelo Holmes              300,000
          Jack Sha                      300,000
          Ferdinand Marchard             50,000

     The options may be exercised on a one option for one share of the Company's common stock and $0.25 cents per share. The options are good for a period of 18 months from grant date.

     The Company did not record any compensation expense at the issue of these options for the following reasons: The options were not issued under a formal or informal compensation package or agreement. The options were issued by a development stage company which exhibits a high volatility factor exhibited by the fluctuation in the marke prices both before and since the grant date.

     If the Company had recorded compensation expense, the net loss from inception would have increased from ($690,296.00) to ($1,079,046.00)

NOTE 5 - LONG TERM COMMITMENTS

     The Company does not have any long term rental agreements nor does it have any long term debt obligations.


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

On January 26, 1999, the Registrant signed a letter of agreement with Vertizontal Energy Resources, Inc. formerly I.T.A. Enterprises, Inc. ("I.T.A."), a Canadian company, to acquire and own a 42% working interest in a natural gas project in west central Alberta (the "Alberta Property"). This letter of agreement requires the Registrant to provide 42% of the costs for the three-phase project, which are estimated in the letter of agreement to be Two Hundred Thousand Dollars (CDN$200,000). As of June 10, 1999, the Registrant had advanced I.T.A. a total of Twenty Thousand Three Hundred Ninety Three Dollars (US$20,393) toward the Alberta Property project. The working interest acquired will be subject to a 10% gross overriding royalty (that is, 4.2% of the 42% working interest shall be payable directly to Nicholas Baiton, the royalty holder). To date, the Registrant has paid a deposit of eight thousand four hundred dollars (CDN$8,400) to I.T.A. pursuant to the terms of the agreement. It was agreed between I.T.A. and the Registrant that the $8,400 deposit would be used for prospect fees and that the Registrant will receive a refund of any unused portion of that deposit. Within ten (10) days of I.T.A. providing the Registrant with an "Authority for Expenditures" and a cash call for Phases I and II of the development of the Alberta Property, the Registrant will be required to advance seventy five thousand six hundred dollars (CDN$75,600) to I.T.A., representing the balance of the Registrant's 42% of the estimated costs. There can be no assurance that the Registrant will have sufficient funds available to meet this obligation in the time frame required by the letter of agreement. There are no proven oil or gas reserves on the Alberta Property.

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

Plan of Operation-Wyoming Property. The Registrant anticipates that the Wyoming Property will produce mainly oil. As discussed earlier, Derek Resources is solely responsible for the capital expenditures on the Wyoming Property. At this time, the Registrant cannot guarantee or predict the timetable for completion of the material steps to get the Wyoming Property producing oil. As discussed earlier, Derek Resources has until December 31, 2000 to meet its financial obligations. The Registrant anticipates that if the Wyoming Property produces oil, it will be sometime before December 31, 2000. As of September 14, 1999, Derek Resources had expended approximately $1,000,000 on the Wyoming Property. The Wyoming Property does not contain proved oil and gas reserves at this time.

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

On or about June 18, 1999, the Registrant entered into an Asset Purchase Agreement ("J&S Agreement") with J&S Overseas Holdings, of Grand Cayman, Cayman Islands ("J&S Overseas"). Pursuant to the J&S Agreement, the Registrant agreed to purchase from J&S Overseas, and J&S Overseas agreed to sell, an URL registered as "CardStakes.com". In exchange for the URL, the Registrant agreed to pay US$240,000 and grant to J&S Overseas the rights to purchase 1,000,000 shares of the Registrant's $.0001 par value common stock. These rights are exercisable at a purchase price of US$0.30 per share, and all shares purchased will be "restricted securities" subject to the limitations and restrictions regarding resale and distribution specified by Rule 144. As of September 15, 1999, The Registrant had met all of its financial obligations under the J&S Agreement.

On or about September 1, 1999, the Registrant entered into an Asset Purchase Agreement ("Holm Agreement") with Holm Investment Ltd., a Canadian corporation ("Holm"). Pursuant to the Holm Agreement, the Registrant agreed to purchase from Holm, and Holm agreed to sell to the Registrant, three (3) Universal Resource Locators ("URL's") registered as "GREETINGCARDLOTTO.NET", "E-CARDLOTTO.NET" and "CARDLOTTO.NET". In exchange for the 3 URL's, the Registrant agreed to issue Holm 1,000,000 warrants to purchase the Registrant's $.0001 par value common stock at a purchase price of US$0.25 per share. The warrants are exercisable for a period of two (2) years from the date of issuance and all common stock purchased pursuant to those warrants will be "restricted securities" subject to the limitations and restrictions regarding resale and distribution specified by Rule 144. The warrants have not been issued. The Registrant anticipates that the sale will close in or around November of 1999.

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

The Compte Agreement also provides for three equal cash payments of CDN$100,000 to Compte by the Registrant as partial consideration pursuant to the Compte Agreement. The first such payment was due upon execution of the Compte
Agreement;  the second  payment  is due upon  completion  of the first  phase of testing; and the third payment is due upon completion of the second phase of testing. The Compte Agreement also provides that the Registrant shall issue 6,000,000 shares of its $.0001 par value common stock in two separate issuance transactions, each of 3,000,000 shares. All such shares shall be "restricted shares" subject to the limitations and restrictions regarding resale and distribution specified by Rule 144. The first issuance was to occur upon execution of the Compte Agreement, and the second issuance shall occur upon the commencement of operations of CardStakes.com, as specified in the Compte Agreement. As of May 13, 1999, the Registrant had paid CDN$100,000 and issued 3,000,000 shares of the Registrant's $.0001 par value common stock as per the Compte Agreement. On July 6, 1999, with the completion of the first phase of testing, the Registrant made the second payment of CDN$100,000 pursuant to the Compte Agreement. As of September 15, 1999, the second phase of testing had not been completed. As such, the Registrant had not yet paid Compte De Sierge the third CDN$100,000 installment or issued the final 3,000,000 shares. On or about August 16, 1999, with the completion of the second phase of testing, the Registrant requested that Compte De Sierge provide the Registrant with duplicate copies of all Compact Discs and files necessary for the operation of CardStakes.com. E-Card had custody and control of those items requested by Power Direct. On or about August 23, 1999, Compte De Sierge denied the Registrant's request stating that a conflict among its programmers and E-Card prevented delivery of such items. This denial by Compte De Sierge effectively negated any and all contractual obligations the Registrant had to Compte De Sierge under the Compte Agreement. On or about August 30, 1999, a meeting between the principals of Compte De Sierge and the Registrant was held, whereby Compte De Sierge agreed to discontinue any further association or involvement with E-Card. Compte De Sierge also agreed to retain new programmers. Compte De Sierge also agreed to revise and amend the April 28, 1999 agreement to reflect the above change. Compte De Sierge and the Registrant agreed to change the title of the agreement to the "Proprietary Technology Usage - License Agreement". As of September 30, 1999, Power Direct has met all of its financial obligations pursuant to the Compte Agreement. Except for the contractual relationship between Power Direct and Compte De Sierge memorialized in the Compte Agreement, and the consulting services provided to CardStakes.com by

Mr. Beckerman, there are no other affiliations or relationships between either the Registrant and Compte De Sierge or CardStakes.com and Compte De Sierge.

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

The Compte Agreement provides that the Registrant may grant sublicenses to third parties on terms agreeable to Compte De Sierge with respect to the proprietary technology. On or about June 15, 1999, CardStakes.com became such a third party licensee. On or about that date, the Registrant and CardStakes.com entered into a licensing agreement whereby CardStakes.com acquired 51% of the Registrant's rights, title and interest under the Compte Agreement. The result is that CardStakes.com has the right to utilize and commercially exploit certain software and related proprietary technology allowing for the marketing and sale of greeting cards over the Internet. The technology licensed from Compte De Sierge also allows CardStakes.com to conduct a scratch and win whereby the winners are awarded cash prizes and coupons. In exchange for the rights in the Compte Agreement, CardStakes.com issued to the Registrant 9,106,123 shares of CardStakes.com's $.0001 par value common stock. The Registrant and CardStakes.com valued those assets at $1,470,000 based on the Registrant's historical cost basis. Any and all assets acquired by CardStakes.com from the Registrant will be recorded in CardStakes.com's financial statements at the Registrant's historical cost basis. On or about August 16, 1999, Power Direct distributed 2,199,779 shares of the Registrant's $.0001 par value common stock to Power Direct shareholders as dividends.

The URL, Cardstakes.com (http://www.cardstakes.com), is a website featuring electronic greeting cards and retail merchandise link. The electronic Greeting Card is sent to the recipient via e-mail enabling the recipient to play a "Scratch and Win" ticket for cash, prizes and coupons. The retail merchandise links allow the sender to purchase a gift if the sender so desires.

Liquidity. The Registrant had cash resources of US$2,246.00 at December 31, 1998. At September 30, 1999, the Registrant had cash resources of US$54,490.00. The influx of cash for the period ended September 30 1999, resulted primarily from the Registrant's sale of its $.0001 par value common stock. At September 30, 1999, the Registrant had total current assets of US$95,811.00 and total current liabilities of US$4,137.00. At September 30, 1999, total current assets exceeded total current liabilities by US$91,674.00. The cash and equivalents constitute the Registrant's present internal sources of liquidity. Because neither the Registrant nor its subsidiaries are generating any significant royalty revenues, the Registrant's only external source of liquidity is the sale of its capital stock.

Results of Operations. The Registrant has not yet realized any significant revenue from operations, nor does it expect to in the foreseeable future. Loss from operations increased from $0.00 in 1997 to US$10,796.99 in 1998 due to the Registrant's renewed activities in locating and evaluating suitable gas and oil leases and the general, selling, and administrative amortization of organization costs. For the nine months ended September 30, 1999, the Registrant experienced a net loss of US$676,499.00 which resulted primarily as a result of selling, general and administrative expenses and commissions.

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

Dated:   February 16, 2000              POWER DIRECT, INC.


                                        By:  /s/ Jack Sha
                                             -----------------------
                                             Jack Sha

                                        Its: President