Form 10KSB
period 1999-12-31
2U ONLINE COM INC
filed 2000-04-12
CIK 1076262

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 1999

                            Commission File No. _____

                               2U ONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                              52-2132622
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada      V6E 4N5
(Address of registrant's principal executive offices)                 (Zip Code)

                                  604.664.0484
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X ]                  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of December 31,1999, approximately $_________.

The number of shares outstanding of the issuer's only class of Common Stock, $.0001 par value, was 22,727,500 on December 31, 1999.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
                           Yes [  ]           No [X ]

PART I.

Item 1.  Description of Business.

Development of the Company. 2U Online.com, Inc., formerly Power Direct, Inc., (the "Company") was incorporated in the State of Delaware on September 13, 1993, and maintains its principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, BC V6E 4N5. The Company's offices in the United States are located at 4291 Meridian Street, Suite 29, Bellingham, Washington 98226. The Company was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. The Company was inactive from September 13, 1993, through November, 1998, when we began the process of identifying potential business interests including, but not necessarily limited to, interests in oil and natural gas producing properties. The Company is currently listed on the Over-the-Counter Bulletin Board Quotation Service ("OTCBB") under the symbol "TWOU". The Company's former symbol was "PWDR".

For purposes of clarification, anytime that "US$" appears in this Annual Report, it means the currency of the United States of America, unless otherwise stated. Anytime that "CDN$" appears, it means the currency of Canada, in Canadian dollars.

Business of the Company.

The Wyoming Property. On January 15, 1999, we entered into a letter of intent with Rising Phoenix Development Group Ltd., a Canadian corporation, located in Vancouver, British Columbia, Canada ("Rising Phoenix"), to acquire all the assets of Rising Phoenix, including that corporation's interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "Wyoming Property"). That letter of intent specifies that we must, among other things, pay Rising Phoenix seventy-five thousand dollars (US$75,000) and, further, issue 3,800,000 shares of its common stock to Rising Phoenix to complete the acquisition of the assets of Rising Phoenix. We have paid Rising Phoenix the US$75,000.00 and have issued the 3,800,000 shares. According to the letter of intent, we are obligated to assume all of Rising Phoenix's financial obligations pertaining to the Wyoming Property as of January 31, 1999. In return, Rising Phoenix agreed to deliver the Wyoming Property in good title and assign to us its rights under the joint venture agreement with Derek Resources Corporation ("Derek Resources"). Pursuant to that joint venture agreement, Derek Resources agreed to provide up to a maximum of Three Million Five Hundred Thousand Dollars (US$3,500,000) of improvements on or before December 31, 2000, on the Wyoming Property in exchange for a 75% working interest in the Wyoming Property. Derek Resources is in the process of securing the necessary funding in order to meet its obligations under the joint venture agreement. We anticipate that the site construction will commence sometime early in the year 2000. Derek Resources has begun negotiating with Bateman Engineering, Inc., and its associate company, Silvertip Project Partners, Inc., to provide development, financing and construction of a pilot production facility. If Derek Resources and its partners successfully meet their obligations under the joint venture agreement, we will own a 25% working interest in the Wyoming Property. If Derek Resources and its partners fail to meet their obligations under the joint venture agreement, we will obtain a 100% working interest in the Wyoming Property, including all of the improvements financed by Derek Resources and its partners. There are no proven oil or gas reserves on the Wyoming Property. On or about November 15, 1999, we entered into a definitive asset purchase and sale agreement with Rising Phoenix that memorializes the terms and conditions contained in the letter of intent described in the immediately proceeding paragraph.

Plan of Operation-Wyoming Property. As discussed earlier, Derek Resources is solely responsible for the capital expenditures on the Wyoming Property. At this time, we cannot guarantee or predict the timetable for completion of the material steps to get the Wyoming Property producing oil, if any. As discussed earlier, Derek Resources has until December 31, 2000, to meet its financial obligations. We anticipate that if the Wyoming Property produces oil, it will be sometime before December 31, 2000. We are not involved in the exploration of the Wyoming Property. We believe that Derek Resources is attempting to raise the necessary funds to construct a pilot plant designed to test a new technology call Steam Assisted Gravity Drainage ("SAGD"). SAGD is designed to extract oil from the ground. However, Derek Resources has not yet begun construction on the pilot plant nor do we believe that Derek Resources has the funds necessary for such a construction. The Wyoming Property does not contain proved oil and gas reserves at this time.

The Alberta Property. On January 26, 1999, we signed a letter of agreement with Vertizontal Energy Resources, Inc., formerly I.T.A. Enterprises, Inc.
("I.T.A."), a Canadian company, to acquire and own a 42% working interest in a natural gas project in west central Alberta (the "Alberta Property"). This letter of agreement requires us to provide 42% of the cost for the three-phase project, which are estimated in the letter of agreement to be Two Hundred
Thousand Dollars (CDN$200,000). We have advanced I.T.A. a total of Twenty Thousand Three Hundred Ninety Three Dollars (US$20,393) toward costs on the Alberta Property project. The working interest acquired will be subject to a 10% gross overriding royalty (that is, 4.2% of the 42% working interest shall be payable directly to Nicholas Baiton, the royalty holder). We have also paid a deposit of eight thousand four hundred dollars (CDN$8,400) to I.T.A. pursuant to the terms of the agreement. We agreed with I.T.A. that the $8,400 deposit would be used for prospect fees and that we would receive a refund of any unused portion of that deposit. Within ten (10) days of I.T.A. providing us with an "Authority for Expenditures" and a cash call for Phases I and II of the development of the Alberta Property, we will be required to advance Seventy Five Thousand Six Hundred Dollars (CDN$75,600) to I.T.A. There can be no assurance that we will have sufficient funds available to meet this obligation in the time frame required by the letter of agreement. Exploration has begun on the Alberta Property. However, there are no proven oil or gas reserves on the Alberta Property.

Plan of Operation-Alberta Property. We anticipate that the Alberta Property will produce mainly methane gas. The development of the Alberta Property project has proceeded as follows: (1) On September 24, 1999, Liberty Oil & Gas Ltd ("Liberty") received approval from the Alberta Energy and Utilities Board for the Alberta Property project; (2) On or about October 13, 1999, the testing and evaluation of the well began; and (3) On or about November 26, 1999, gas flow test readings from the re-opened well-head showed minimal to no gas flow. We are not directly involved in the exploration or development of the Alberta Property. Liberty is the operator of the project. The joint venture partners are currently considering whether to drill another test well-head. We will have a working interest in the Alberta Property but Liberty will physically operate the facility. The Alberta Property does not contain proved oil or gas reserves at this time.

The material risks include, but are not necessarily limited to, the danger that an economically recoverable quantity of gas may not exist and there may be a fire or explosion. Liberty has assured us it has taken all necessary precautions to prevent the latter from occurring. The project will proceed into the production stage only if it is determined that there are enough gas reserves to justify the additional capital expense. If actual gas production occurs, Liberty will issue joint venture billings and revenue statements on a monthly basis. Liberty will also market the gas production for all interest owners unless it gets notification of intent to take in kind. Liberty is solely responsible for meeting any and all regulatory requirements.

Internet-Related Activities. On or about April 28, 1999, we entered into a licensing agreement ("Compte Agreement") with Compte De Sierge Accommodative Corp., a corporation incorporated in Panama City, Panama ("Compte De Sierge"). Compte De Sierge worked in association with a group of programmers doing business as E-Card. The Compte Agreement specifies, among other things, that we will have the worldwide right to utilize and commercially exploit certain software systems and related proprietary technology relating to the operation of the Greeting Card Lotto, hereinafter referred to as "CardStakes.com". The CardStakes.com technology was developed and designed by Mr. Conrado Beckerman, a director of Compte De Sierge, and a team of programmers hired by CardStakes.com. CardStakes.com has not produced any historical revenue upon which an estimate of potential revenue can be determined.

The Compte Agreement also provides for us to pay a total of CDN$300,000 to Compte De Sierge. The Compte Agreement also provides that we shall issue a total of 6,000,000 shares of its $.0001 par value common stock. Prior to August, 1999, we had paid Compte De Sierge CDN$200,000 and issued 3,000,000 shares to Compte De Sierge. On or about August 16, 1999, with the completion of the second phase of testing, we requested that Compte De Sierge provide us with duplicate copies of all Compact Discs and files necessary for the operation of CardStakes.com. E-Card had custody and control of those items requested by us. On or about August 23, 1999, Compte De Sierge denied our request stating that a conflict among its programmers and E-Card prevented delivery of such items. This denial by Compte De Sierge effectively negated any and all contractual obligations we had to Compte De Sierge under the Compte Agreement. On or about August 30, 1999, a meeting between the principals of Compte De Sierge and the Company was held, whereby Compte De Sierge agreed to discontinue any further association or involvement with E-Card. Compte De Sierge also agreed to (i) assist CardStakes.com in retaining new programmers to complete the CardStakes.com website; (ii) revise and amend the April 28, 1999 agreement to reflect the above change; (iii) allow us to retain the final CDN$100,000.00 payment under the Compte Agreement; and (iv) change the title of the agreement to the "Proprietary Technology Usage - License Agreement". On or about November 9, 1999, we issued the remaining 3,000,000 shares of the Company's $.0001 par value common stock to Compte De Sierge. With the final issuance of stock, we have met all of our financial obligations pursuant to the Compte Agreement.

On or about June 18, 1999, we entered into an Asset Purchase Agreement ("J&S Agreement") with J&S Overseas Holdings, of Grand Cayman, Cayman Islands ("J&S Overseas"). Pursuant to the J&S Agreement, we agreed to purchase from J&S
Overseas, and J&S Overseas agreed to sell, an URL registered as "CardStakes.com". In exchange for the URL, we agreed to pay US$240,000 and grant to J&S Overseas the rights to purchase 1,000,000 shares of the Company's $.0001 par value common stock. These rights are exercisable at a purchase price of US$0.30 per share. We have met all of our financial obligations under the J&S Agreement. Except for the relationships described herein, there are no other relationships between the Company and J&S Overseas. The URL, Cardstakes.com (http://www.cardstakes.com), is a website featuring electronic greeting cards and retail merchandise link. The electronic Greeting Card is sent to the recipient via e-mail enabling the recipient to play a "Scratch and Win" ticket for cash coupons and discounts. The retail merchandise links allow the sender to purchase a gift if the sender so desires.

On or about September 1, 1999, we entered into an Asset Purchase Agreement ("Holm Agreement") with Holm Investment Ltd., a Canadian corporation ("Holm"). Pursuant to the Holm Agreement, we agreed to purchase from Holm, and Holm agreed to sell to us, three (3) Universal Resource Locators ("URL's") registered as "GREETINGCARDLOTTO.NET", "E-CARDLOTTO.NET" and "CARDLOTTO.NET". In exchange for the 3 URL's, we agreed to issue Holm 1,000,000 warrants to purchase the Company's $.0001 par value common stock at a purchase price of US$0.25 per share. The warrants are exercisable for a period of two (2) years from the date of issuance. The 1,000,000 warrants have been issued and Holm has transferred the three URL's to us. Holm also provided promotional services to us for which we have issued to Holm 600,000 shares of the Company's $.0001 par value common stock. We also lease office space from Holm.

On or about November 19, 1999, we entered into an Asset Purchase Agreement with May Joan Liu ("MJLiu Agreement"). Pursuant to the MJLiu Agreement, we agreed to purchase from Ms. Liu, and Ms. Liu agreed to sell to us, three (3) Universal Resource Locators ("URL's") registered as "Thankyou2u.com", "Homeaccents2u.com" and "Necessities2u.com". In exchange for the 3 URL's, we agreed to issue Ms. Liu six hundred fifty thousand (650,000) shares of the Company's $.0001 par value common stock. The shares have been issued and Ms. Liu has transferred the three URL's to us.

On or about November 24, 1999, we entered into an Asset Purchase Agreement with CardTek International Holdings Ltd. ("Ctek"), a Gibraltor corporation, ("CTek Agreement"). Pursuant to the CTek Agreement, we agreed to purchase from CTek, and CTek agreed to sell to us, four (4) Universal Resource Locators ("URL's") registered as "Gaming2u.com", "Weddings2u.com", "Essentials2u.com" and "Theorient2u.com". In exchange for the 4 URL's, we agreed to issue to CTek eight hundred thousand (800,000) shares of the Company's $.0001 par value common stock. The shares have been issued and CTek has transferred the four URL's to us.

On or about November 25, 1999, we entered into an Asset Purchase Agreement with Richard Angelo Holmes ("RAHolmes") ("RAH Agreement"). Pursuant to the RAH Agreement, we agreed to purchase from RAHolmes, and RAHolmes agreed to sell to us, two (2) Universal Resource Locators ("URL's") registered as "Things2u.com" and "Arrangements2u.com". In exchange for the 2 URL's, we agreed to issue RAHolmes two hundred fifty thousand (250,000) shares of the Company's $.0001 par value common stock. The shares have been issued and RAHolmes has transferred the two URL's to us.

On or about November 25, 1999, the Company and Cybermall Consulting Services Ltd., a Bahamian corporation ("Cybermall"), entered into an Asset Purchase Agreement ("Cybermall Agreement"). Pursuant to the Cybermall Agreement, we agreed to purchase from Cybermall, and Cybermall agreed to sell to us, two (2) Universal Resource Locators ("URL's") registered as "Website2u.com" and "Gourmet2u.com". In exchange for the 2 URL's, we agreed to issue to Cybermall five hundred thousand (500,000) shares of the Company's $.0001 par value common stock. The shares have been issued and Cybermall has transferred the four URL's to us.

Employees. We currently have 2 part-time employees and 2 full-time employees. We anticipate using consultants for business, accounting, and legal services on an as-needed basis.

Competition. Competition in the oil and natural gas production industry is intense. If the interests owned by us produce any oil or gas, we will encounter intense competition from other companies and entities in virtually all phases of the oil and gas industry. Many of these competitors have greater financial and other resources, and more experience in the oil and gas industry, than us. We will compete directly with other companies and businesses that have developed, and are in the process of developing, exploration and drilling technologies which may provide those competitors with an advantage over us. We believe we will encounter competition from other oil and natural gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties.

Should the Wyoming Property or the Alberta Property produce oil or gas, our competitors will include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals, and drilling and income programs. Many of our competitors will be large, well-established companies with substantially larger operating staffs and greater capital resources than those we currently possess and which, in many instances, have been engaged in the oil and natural gas business for a much longer time than us. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to identify, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Business of Company's Subsidiary. On February 19, 1999, we caused PDTech.com, a Nevada corporation, to be formed as a subsidiary of the Company. On or about June 8, 1999, PDTech.com changed its name to CardStakes.com.

The Compte Agreement provides that we may grant sublicenses to third parties on terms agreeable to Compte De Sierge with respect to the proprietary technology. On or about June 15, 1999, CardStakes.com became such a third party licensee. On or about that date, we entered into a licensing agreement with CardStakes.com whereby CardStakes.com acquired 51% of the Company's rights, title and interest under the Compte Agreement. The result is that CardStakes.com has the right to utilize and commercially exploit certain software and related proprietary technology allowing for the marketing and sale of greeting cards over the
Internet. The technology licensed from Compte De Sierge also allows CardStakes.com to conduct a scratch and win whereby the winners are awarded cash coupons and discounts.

The Greeting Card Industry. Based on research conducted by us, including, but not limited to, searching the Internet for similar operations, we believe that Cardstakes.com is the first Internet site to combine a greeting card and a scratch and win entry. CardStakes.com's cards feature special effects, animation, music, and custom design abilities. The cards at www.cardstakes.com can be sent free with or without a purchase while visiting any of the www.2uonline.com websites set up by us. Our websites offer products such as jewels, flowers, chocolates and original art. We anticipate that revenue will be generated from the sale of goods at the www.2uonline.com websites.

According to information gathered by us from the website maintained by the Greeting Card Association ("GCA"), an organization representing card publishers and allied members of the greeting card industry, in 1998, the purchase of over 7 billion greeting cards by American consumers generated a total of $7.5 billion in United States retail sales. Also, according to the GCA, of the total greeting cards purchased annually, roughly half are seasonal and the remaining half are everyday cards.

On or about May 20, 1999, we commissioned the firm of Hall, Dickler, Kent, Freidman & Wood of New York, New York, to provide a legal opinion regarding the operation of the Internet greeting card scratch and win by our subsidiary, CardStakes.com. The opinion provided by Hall, Dickler, Kent, Freidman & Wood provided that the scratch and win activities proposed by CardStakes.com fall under the sweepstakes and promotions laws of the United States allowing residents of the United States to freely participate in sending and receiving CardStakes.com's electronic greeting card, while also enabling the recipient to play a scratch and win ticket for cash coupons and discounts. Hall, Dickler, Kent, Freidman & Wood concluded that the promotion conducted by CardStakes.com could be permissibly conducted in all United States jurisdictions.

CardStakes.com's Card. Customers of CardStakes.com can send animated, singing, speaking, personally customized, virtual cards over the Internet for free with our without a purchase from one of our cybermall websites. The card contains a scratch and win ticket that offers cash discounts and coupons. Should the recipient want to review the cards in the future, the card will remain in the recipient's mailbox until deleted.

CardStakes.com's cards allow the sender a high level of interaction in the designing and viewing process. The user has the opportunity to send stock cards (from art deco, vogue, classic, Victorian, and cartoons to 3D animation) after choosing their own clip art and/or pictures to customize the greeting card. There is also the option of speak as you type audio capabilities allowing the sender to include his or her own voice with the card. For example, the card will say "Hi! John, thank you for a wonderful time, love, Susan White."

Competition in the Greeting Card Industry. Competition in the Internet greeting card industry is significant. Certain of CardStakes.com's competitors have more experience, seasoned management, name recognition, marketing capabilities and financial resources than CardStakes.com. CardStakes.com may also encounter increasing competition from new as well as the existing Internet greeting card operations. CardStakes.com may also encounter indirect competition from companies selling greeting cards in the traditional storefront form. It is possible that increased competition could have a material adverse effect on CardStakes.com. Many of these competitors have greater financial and other resources, and more experience in the greeting card industry than Cardstakes.com. There can be no assurance that competitors have not or will not succeed in developing technologies that are more effective than any which that have been or are being developed by CardStakes.com or which would render the greeting card operations of CardStakes.com obsolete and non-competitive.

Compliance with Environmental Laws. We have interests in are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

We anticipate that our interests will generate waste that may be subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas interests that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

The Oil Pollution Act of 1990, ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. Such financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.

Our future operations may also be subject to the federal Clean Water Act ("CWA") and analogous state laws. Pursuant to the requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. If we own properties that require permits for discharges of storm water runoff, we believe that we will be able to obtain, or be included under, such permits, where necessary. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground.

CERCLA, also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We also anticipate that our interests may be subject to a variety of federal, state and local permitting and registration requirements relating to protection of the environment. We believe that our interests will be able to maintain substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on us.

Comparison of Results of Operations at December 31, 1999 and December 1, 1998. Our available cash and equivalents increased from $2,246.00 at December 31, 1998 to $170,457.00 at December 31, 1999 primarily as a result of the sale of the Company's $.0001 common stock. Our accounts payable increased from $13,042.99 in 1998 to $17,137.00 in 1999 and the Company became indebted to a related party in the amount of $5,408.00. The Company's net property and equipment increased from $0 to $59,075.00 due primarily to the purchase of additional computer equipment. Depreciation expense for the years ended December 31, 1999 and 1998 were $2,037.00 and $2,037.00, respectively.

General and administration costs increased from $10,797.00 for the year ended December 31, 1998 to $1,365,901.00 for the year ended December 31, 1999. Commission expenses increased from $0 to $99,500.00 during that same period. Our cash flows used in operating activities were $10,797.00 for the year ended December 31, 1998 and $1,432,230.00 for the year ended December 31, 1999. The increase in funds expended was primarily the result of the Company meeting its financial commitments under various agreements and general administration costs. Cash provided by financing activities increased from $0 for the year ended December 31, 1998 to $1,359,500.00 for the year ended December 31, 1999.

Item 2. Description of Property.

Property held by the Company. The consolidated financial statements filed as exhibits to this Annual Report on Form 10KSB include the accounts of the Company and its wholly-owned subsidiary, CardStakes.com, Inc., a Nevada corporation (previously defined in this Annual Report as "CardStakes.com"). All significant intercompany transactions have been eliminated. As of the dates specified in the following table, we held the following property:

====================================================================================================
                                Property               Dec. 31, 1999              Dec. 31,1998
                                --------
-------------------------------------------------------------------------------- -------------------

Cash and equivalents                                   $117,999.00                $2,246.00

-------------------------------------------------------------------------------- -------------------

Universal Resource Locator (net of amortization)       $817,181.00                    $0.00
---------------------------------------------------    ---------------            --------------

Property and Equipment (net of depreciation)            $59,075.00                    $0.00

-----------------------------------------------------------------------------------------------------

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

Item 3. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about January 31, 2000, we received written approval from at least 51% of the Company's shares entitled to vote to change the name of the Company from Power Direct, Inc., to 2U Online.com, Inc.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

Reports to Security Holders. The Company is a reporting company with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside the Nasdaq Stock Market. The Company's common stock trades on the OTC Bulletin Board under the trading symbol "TWOU". This market is extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock.

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. We have never declared or paid a cash dividend on its capital stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to any restrictions that may be imposed by our lenders.

Stock Options. On or about April 23, 1999, we issued options to purchase shares of the Company's $.0001 par value common stock for $0.25 per share in the following amounts: (i) May Joan Liu in the amount of 600,000 (we valued the consulting services provided by Ms. Liu at US$37,500.00); (ii) Richard Angelo Holmes in the amount of 300,000 (we valued the consulting services provided by Mr. Holmes at US$18,750.00); (iii) Jack Sha in the amount of 300,000 (we valued the services provided by Mr. Sha at US$18,750.00); and (iv) Ferdinand Marehard in the amount of 50,000 (we valued the services provided by Mr. Marehard at US$3,125.00). All of such options were issued in reliance upon the exemption from the registration and prospectus delivery requirements of the Act as set forth in Regulation S promulgated by the Securities and Exchange Commission. Specifically, the issuance was made to a "non-U.S. person outside the United States of America" as that term is defined under applicable federal and state securities laws. All of such options are exercisable on a 1:1 basis for the $.0001 par value common stock of the Company. The options are exercisable at a price of $0.25 per share and expire by their own terms 18-months from the grant date.

Warrants. As of December 31, 1999, there were two million five hundred twenty thousand (2,520,000) warrants outstanding. YENN Asset Management was the holder of 1,000,000 of the aforementioned warrants. J & S Overseas Holdings Ltd. ("J&S") was the holder of 610,000 of such warrants. Holm Investments Ltd. was the holder of 910,000 of such warrants. The 1,000,000 YENN warrants represent the right to purchase from the Company one share of its $.0001 par value common stock at a price of $.30 per share and all of which expire by their own terms on October 31, 2000. The 610,000 outstanding warrants held by J&S represent the right to purchase from the Company one share of its $.0001 par value common stock at a price of $0.25 per share and all of which expire by their own terms on January 15, 2001. The 910,000 warrants held by Holm Investment Ltd. represent the right to purchase from the Company one share of its $.0001 par value common stock at a price of $0.25 per share.

According to quotes provided by Smallcapcenter.com, the Company's common stock has closed at:

        Quarter                       High                      Low

1998 Fourth Quarter                  $ .60                     $ .41
---------------------------  -----------------------  -------------------------
1999 First Quarter                   $ .75                     $ .23
---------------------------  -----------------------  -------------------------
1999 Second Quarter                  $1.09                     $ .27
---------------------------  -----------------------  -------------------------
1999 Third Quarter                   $ .54                     $ .37
---------------------------  -----------------------  -------------------------
1999 Fourth Quarter                  $ .39                     $ .23
---------------------------  -----------------------  -------------------------
December 31, 1999
to February 11, 2000                 $  .92                    $ .30
---------------------------  -----------------------  -------------------------

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6. Plan of Operation

THIS ANNUAL REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS PROSPECTUS HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

General. We have not yet realized any significant revenue from operations, nor do we it expect to in the foreseeable future. Loss from operations increased from $10,797.00 in 1998 to $1,432,230.00 in 1999 due to our renewed activities in locating and evaluating suitable gas and oil leases, our pursuit of Internet-related assets, and the general, selling, and administrative costs. From inception to December 31, 1999, we experienced a net loss of US$1,444,027.00 which resulted primarily as a result of selling, general and administrative expenses and commissions.

In order to address the going concern problem discussed in our financial statements, we will require additional cash. We will also require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability to operate as a going concern.

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its assets that we would not otherwise relinquish.

We do not anticipate any material expenditures within the next 12 months that will affect its liquidity. We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of its employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

We anticipate that we will begin to realize a positive revenue stream beginning in or about the third quarter of 2000, as a result of the activities of our subsidiary, CardStakes.com, Inc. Specifically, as a holder of 59% of CardStakes.com's issued and outstanding stock, we believe that CardStakes.com, Inc.'s greeting card/scratch and win business, having recently completed its beta testing, will generate a positive revenue stream for the Company.

Liquidity and Capital Resources. During the year ended December 31, 1999, we received approximately $1,358,500.00 from the sale of the Company's common stock. At December 31, 1999, we had cash resources of $117,999.00. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

Company's Plan of Operation For Next 12 Months. We have decided that it is in the best interests of the Company and its shareholders to shift the Company's focus from pursuing oil and gas interests to pursuing Internet-related projects. Specifically, within the next 12 months we plan to continue to enhance and improve our Internet-related activities as well as those of our subsidiary, CardStakes.com, Inc. We have not yet determined how we will maximize our oil and gas interests.

Changes in Number of Employees. During the next 12 months, depending on the success of our marketing plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table:

===========================  ==================  ========================================
           Name                    Age                         Position
---------------------------  ------------------  ----------------------------------------
Jack Sha                            49           President and Director
---------------------------  ------------------  ----------------------------------------

Ferdinand Marehard                  71           Secretary, Treasurer and a Director
===========================  ==================  ========================================

Jack Sha is the President and a Director of the Company. Mr. Sha was the president of Tokyo Trading Ltd. from 1990 through 1994, during which time he was involved in the decision making process for various investment opportunities ranging from golf course developments to mining properties. In 1991, Mr. Sha acquired, on behalf of the Tokyo Trading Ltd., the rights to develop and market a unique essence for skin care products. In 1994, Mr. Sha underwent major surgery and was inactive until 1998.

Ferdinand Marehard is the Secretary, Treasurer and a Director of the Company. Mr. Marehard was the president of West-Mar Resources Ltd. ("West-Mar") from 1984 through 1994, during which time he managed West-Mar's participation in various foreign and domestic gas and oil leases. In 1985, Mr. Marehard managed West-Mar's participation in the development of six gas wells in Indiana, and also participated in negotiations for the acquisition of a 1,200,000 acre oil concession in Liberia, West Africa. In 1986 he acquired, on behalf of West-Mar, a 5% working interest on 40,000 acres in Adams County, Indiana. From 1990 through 1994 he participated in drilling and developing a horizontal well and in waterflood oil production in Texas. He also acquired, on behalf of West-Mar, 17,000 acres of gas and oil leases in the state of Washington. From 1975 through 1981 Mr. Marehard was the president of Hesca Resources Corp., Ltd.; from 1982 through 1984 he was the president of Demus Petro Corporation; and from 1979 through 1984 he was the president of Mar-Gold Resources, Ltd. These entities participated in the oil and gas industry and the mining industry. During this period, Mr. Marehard had a broad range of management duties for these companies, including oversight of drilling and production of oil wells in Kentucky, Texas and Utah. He also negotiated the acquisition of several properties in the Greenwood-Grandforks gold camp and negotiated financing for the various company operations. Mr. Marehard has experience in prospecting, including examination of property in the field. He has supervised placer gold leases in the Yukon and has identified and negotiated for silver, lead, zinc and copper bearing property on Vancouver Island, British Columbia. He has experience in mining and exploration for precious and base metals in British Columbia, the Yukon, the Northwest Territories and the United States.

There is no family relationship between any of the officers or directors of the Company. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company does not presently have knowledge as to whether all of its officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 ( Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes of Beneficial Ownership of Securities), or Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10. Executive Compensation.

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Compensation to the Company's officers is specified on the following chart:

As of December 31, 1999, the Company has paid Jack Sha compensation in the following amounts.

               ======================= =========================
               Month                   Compensation
               ----------------------- -------------------------
               May                     $700.00
               ----------------------- -------------------------
               June                    $1,400.00
               ----------------------- -------------------------
               July                    $1,400.00
               ----------------------- -------------------------
               August                  $1,700.00
               ----------------------- -------------------------
               September               $1,000.00
               ----------------------- -------------------------
               October                 $1,000.00
               ----------------------- -------------------------
               November                $1,000.00
               ----------------------- -------------------------
               December                $1,200.00
               ======================= =========================

The Company anticipates compensating Jack Sha for accrued salary when and if the funds are available.

Shares Issued as Compensation for Services. In 1999, the Company issued 3,970,000 shares of its $.0001 par value common stock as compensation for consulting and other services, as follows:

     (i) Consultants were issued 2,750,000 shares of the Company's $.0001 par value common stock as compensation for their services to the Company. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $0.20 per share.

     (ii) The Company's transfer agent was issued 20,000 shares of the Company's $.0001 par value common stock as additional compensation for their services to the Company. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $0.25 per share.

     (iii) The Company issued an additional 800,000 shares of the Company's $.0001 par value common stock as additional compensation for their services to the Company. Those shares were valued at what the Company believes was the fair market value at the time of issuance.

     (iv) The Company issued an additional 400,000 shares to E-Vista Commerce Ltd. for services rendered. Those shares were valued at what the Company believes was the fair market value at the time of issuance.

     (v) Jack Sha, an officer, director and shareholder of the Company, was issued 300,000 options to purchase the Company's $.0001 par value common stock. The Company valued the services provided by Mr. Sha at

US$18,750.00. All of such options are exercisable on a 1:1 basis for the $.0001 par value common stock of the Company. The options are exercisable at a price of $0.25 per share and expire by their own terms 18-months from the grant date.

     (vi) Ferdinand Marehard, an officer, director and shareholder of the Company, was issued 50,000 options to purchase the Company's $.0001 par value common stock. The Company valued the services provided by Mr. Marehard at US$3,125.00. All of such options are exercisable on a 1:1 basis for the $.0001 par value common stock of the Company. The options are exercisable at a price of $0.25 per share and expire by their own terms 18-months from the grant date.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1999, by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. The number of shares outstanding of the issuer's only class of Common Stock, $.0001 par value, was 22,727,500 on December 31, 1999.

(a) Security Ownership of Certain Beneficial Owners. Other than officers and directors, the following chart represents those persons who are beneficial owners of 5% or more of the Company's issued and outstanding common stock:

Title of Class                 Name of Beneficial Owner                 Amount and Nature of         Percent of Class
--------------                 -----------------------                  Beneficial Owner             ----------------
                                                                        --------------------

Common Stock                   YENN Asset Management(1)                 1,100,000(2)                 5.4%
Warrants to Purchase           Buckingham Square, The
Common Stock                   Penthouse
                               Seven Mile Beach, West Bay Road
                               Grand Cayman, Cayman Islands

Common Stock                   J&S Overseas Holding Ltd.(3)                                          8.9%
Warrants to Purchase           Buckingham Square, The                   1,800,000(4)
Common Stock                   Penthouse
                               Seven Mile Beach, West Bay Road
                               Grand Cayman, Cayman Islands

Common Stock                   Holm Investment Ltd. (6)                 1,900,000(5)                 9.4%
 Warrants to Purchase          534 Beachview Drive
 Common Stock                  Vancouver, British Columbia
                               Canada V7G 1P9

Common Stock                   Mae Joan Liu                             1,500,000(7)                 7.4%
Options to Purchase            1066 Groveland Road
Common Stock                   West Vancouver, British Columbia
                               V7S 1Z4


Common Stock                   Rising Phoenix Development               3,800,000(8)                 18.8%
                               Group, Ltd.

Common Stock                   Compte De Sierge                                                      29.7%


(1) The beneficial owner of YENN Asset Management is Regina Strakova, Krezdub 317, 696 64, Czech Republic.

(2) Includes 100,000 shares of the Company's $.0001 par value common stock and 1,000,000 unexercised warrants to purchase the Company's $.0001 par value common stock at $.30 per share.

(3) The beneficial owner of J&S Overseas Holding Ltd. is Fred Tham, 1301 Pik Hoi House, Choi Hung Estate, Kowloon, Hong Kong.

(4) Includes 1,570,000 shares of the Company's $.0001 par value common stock owned by J & S and 230,000 unexercised warrants to purchase the Company's $.0001 par value common stock at $.25 per share.

(5) Includes 537,575 unexercised warrants to purchase the Company's $.0001 common stock at $.25 per share, 1,062,425 shares of the Company's $.0001 par value common stock and 300,000 options to purchase the Company's $.0001 par value common stock held by Richard Angelo Holmes, beneficial owner of Holm Investments Ltd.

(6)  The beneficial owner of Holm Investment Ltd. is Richard Angelo Holmes.

(7) Includes 1,150,000 shares of the Company's $.0001 par value common stock and 350,000 options to purchase the Company's $.0001 par value common stock.

(8)  Stock to be issued pursuant to the Company's agreement with Rising Phoenix.

(b) Security Ownership of Management. The directors and principal executive officers of the Company directly or beneficially own, in the aggregate, 950,000 shares of the Company's common stock, or approximately 4.7 % of the issued and outstanding common shares, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent):

Title of Class                 Name of Beneficial Owner                     Amount and Nature of                 Percent of Class
--------------                 ------------------------                     Beneficial Owner                     ----------------
                                                                            --------------------

Common Shares                  Jack Sha                                     300,000 shares                       3.0%
                               5550 Cambie Street, Suite 306                300,000 options
                               Vancouver, British Columbia
                               V5Z 3A2                                      President and Director

Common Shares                  Ferdinand Marehard                           300,000 shares                       1.7%
                               1270 Robson Street, Suite 406                50,000 options
                               Vancouver, British Columbia                  Secretary/Treasurer
                               V6E 3Z6                                      and Director

Beneficial Ownership. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of the Company's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the

Company's common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions. Agreement to Purchase Rising Phoenix Development Group Ltd.'s Corporate Assets was not the result of arms-length negotiations. As specified above, on January 15, 1999, the Company signed a letter of intent to acquire all of the corporate assets of Rising Phoenix Development Group, Ltd. (previously defined as "Rising Phoenix") in exchange for 3,800,000 shares of the Company's common stock and seventy-five thousand dollars (US$75,000). The president of Rising Phoenix, Robert Klein, was on the Company's Board of Directors from February 1, 1999 through early in March, 1999, at which time Mr. Klein resigned from the Company's Board of Directors. It is anticipated that Mr. Klein will not rejoin the Company's Board of Directors.

As of December 31, 1999, we had advanced a total of $80,495 to our subsidiary CardStakes.com to pay for operating expenses. The Company and CardStakes.com have not yet negotiated repayment terms. However, we anticipate that repayment of such funds will be contingent on CardStakes.com's results of operations. The outstanding amount due to the Company bears no interest.

Anti-Dilution Provision. In anticipation of the issuance of shares pursuant to the license agreement entered into between the Company and CardStakes.com (more particularly described in Item 1 of this Amendment No. 3 to the Company's Form 10-SB), on or about March 9, 1999, the Company's subsidiary, CardStakes.com amended its Articles of Incorporation to include an Anti-Dilution Provision ("Provision") providing for the continuous and nondilutable 51% ownership of CardStakes.com by the Company. In or around September, 1999, CardStakes.com and the Company agreed that the Provision would be removed from CardStakes.com's Articles of Incorporation. As consideration for the removal of the Provision, CardStakes.com agreed to issue the Company 2,000,000 shares of its $.0001 par value common stock. On or about September 10, 1999, CardStakes.com's President and Secretary executed a Certificate of Amendment to CardStakes.com's Articles of Incorporation removing the Provision.

Although we have not yet formally adopted a policy for the resolution of conflicts regarding related party transactions, we do anticipate that we will fully disclose any and all related party transactions, including, but not limited to, (i) disclosing such transactions in prospectus' where required; (ii) disclose in any and all filings with the Securities and Exchange Commission, where required; (iii) obtain uninterested directors consent; (iv) obtain shareholder consent where required; and (v) take any and all other action required by relevant law and /or the Company's governing documents

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.

3.1  Certificate of Incorporation
      (Charter Document)*

3.2  Amendment to Certificate of Incorporation
     (Charter Document)*

3.3  Amendment to Certificate of Incorporation
     (Charter Document)*

3.4  Bylaws*

4.   Instruments Defining the Rights of Holders (Not Applicable)

9.   Voting Trust Agreement (Not Applicable)

10.1 Letter of Agreement Between I.T.A. Enterprises, Inc., and the Company (material contract)*

10.2 Letter of Agreement Between Rising Phoenix Development Group Ltd. and the Company (material contract)*

10.3 Agreement to Sell URL Between Holm Investments and the Company (material contract)*

10.4 Sub-Licensing Agreement Between the Company and CardStakes.com, Inc. (material contract)*

10.5 Asset Purchase and Sale Agreement Between the Company and Rising Phoenix Development Ltd.
     (material contract)*

10.6 Agreement to Sell URL Between May Joan Liu and the Company
     (material contract)*

10.7 Agreement to Sell URL Between CardTek (International) Holdings Ltd. and the Company (material contract)*

10.8 Agreement to Sell URL Between R. Angelo Holmes and the Company (material contract)*

10.6 Agreement to Sell URL Between Cybermall Consulting Services Ltd. and the Company (material contract)*

11.  Statement Re: Computation of Per Share Earnings(Loss)**

16.  Letter on change in certifying accountant (Not Applicable)

18.  Letter on Change in Accounting Principles (Not Applicable)

21.  Subsidiaries of the Registrant**

22.  Published Report Regarding Matters Submitted to Vote (Not Applicable)

23.1 Consent of Auditors

23.2 Consent of Counsel

24.  Power of Attorney (Not Applicable)

27.  Financial Data Schedule

99.  Additional Exhibits (Not Applicable)

*Previously filed as Exhibits to Registration Statement on Form 10-SB and all amendments thereto filed with the Commission.

**Included in consolidated financial statements filed herewith.

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K with the Commission announcing the change of its name from Power Direct, Inc., to 2U Online.com, Inc., and the related change in its symbol from "PWDR" to "TWOU".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, Canada, on April 6, 2000.

                                                 2U Online.com, Inc.,
                                                 a Delaware corporation

                                                 By: /s/ Jack Sha
                                                     ------------------
                                                         Jack Sha
                                                 Its:    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

2U ONLINE.COM, INC.


/s/ Jack Sha                              April 6, 2000
---------------------------------         -------------
Director


/s/ Ferdinand Marehand                    April 6, 2000
---------------------------------         -------------
Director

James E. Slayton, CPA
--------------------------------------------------------------------------------
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1-330-864-3553

To Whom It May Concern:

     The firm of James E. Slayton, Certified Public Accountant consents to the inclusion of my report of November 19, 1999, on the Consolidated Financial Statements of Power Direct, Inc. from the inception date of September 13, 1993 through December 31, 1999, in any filings that are necessary now or in the near future to be filed with the U.S. Securities and Exchange Commission.

Professionally,


/s/ James E. Slayton

James E. Slayton, CPA
Ohio License ID# 04-1-15582

James E. Slayton, CPA
--------------------------------------------------------------------------------
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors                                             March 16, 2000
Power Direct, Inc. (the Company)


     I have audited the Consolidated Balance Sheet of Power Direct, Inc. (A Development Stage Company), as of December 31, 1999, December 31, 1998 and December 31, 1997 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the period January 1, 1999 to December 31, 1999 and the two years ended December 31, 1998, December 31, 1997 and the period of September 13, 1993 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Direct, Inc., (A Development Stage Company), at December 31, 1999, December 31, 1998 and December 31, 1997, and the results of its operations and cash flows for the period January 1, 1999 to December 31, 1999 and the two years ended December 31, 1998, December 31, 1997, and the period September 13, 1993 (Date of Inception) to December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has had limited operations and has not established a long term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James E. Slayton

James E. Slayton, CPA
Ohio License ID# 04-1-15582

                               Power Direct, Inc.
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                                                           December               December           December
                                                                           31, 1999               31, 1998           31, 1997
ASSETS

Current Asset
Cash in Bank                                                               117,999.00             2,246.00             0.00
Receivables                                                                 45,458.00                 0.00             0.00
Other Current Assets                                                         7,000.00
                                                                         --------------------------------------------------
Total Current Assets                                                       170,457.00             2,246.00             0.00


OTHER ASSETS
Property and Equipment (net of depreciation)                                59,075.00
Other Assets                                                                 1,123.00                 0.00             0.00
Universal Resource Locator (note of amortization)                          817,181.00
Licensing agreement                                                      3,102,882.00
Investment in Vertizonial                                                   20,393.00
Investment in Rising Phoenix                                                75,000.00
Investment in Liberty Oil and Gas                                           44,400.00

                                                                         --------------------------------------------------
Total Other Assets                                                       4,120,034.00                 0.00             0.00

TOTAL ASSETS                                                             4,290,491.00             2,246.00             0.00
                                                                         ==================================================


                 See accompanying notes to financial statements
                                      -2-

                               Power Direct, Inc.
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                                                                   December          December         December
                                                                                   31, 1999          31, 1998         31, 1997
   LIABILITIES & EQUITY
Current Liabilities
Accounts Payable                                                                   17,137.00         13,042.99
Note Payable-Related Party                                                          6,408.00
                                                                                -----------------------------------------------
Total Liabilities                                                                  23,545.00         13,042.99             0.00


Minority Interest in Subsidiary ($26,971 at time
of acquisition less income attributable to
minority Interest $63,248.00)                                                     (36,277.00)


   EQUITY                                                                                                             38,291.00
Common Stock, $.0001 par value, authorized
100,000,000 common shares; issued and
outstanding at 12/31/97, 6,000,000 common
shares; Issued and outstanding at 12/31/98,
6,000,000 common shares; issued and
outstanding at 12/31/99, 22,727,500                                                 2,573.00            600.00           100.00
Additional paid in capital                                                      5,744,677.00            400.00           900.00
Retained Earnings (Deficit)                                                    (1,444,027.00)       (11,796.99)       (1,000.00)


Total Stockholders' Equity                                                      4,303,223.00        (10,796.99)            0.00
                                                                                -----------------------------------------------
   TOTAL LIABILITIES & OWNER'S EQUITY                                           4,290,491.00          2,246.00             0.00
                                                                                ===============================================


                 See accompanying notes to financial statements
                                      -3-

                               Power Direct, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR PERIODS ENDING


                                                      Date of
                                                      Inception
                                                       to
                                                      December               December             December           December
                                                      31, 1999               31, 1999             31, 1998           31, 1997
   REVENUE
Services                                                       0.00                0.00                0.00               0.00

   COSTS AND
EXPENSES
General and Administrative                             1,365,901.00        1,364,104.00           10,797.00               0.00
Commissions                                               99,500.00           99,500.00
Depreciation Expenses                                      2,037.00            2,037.00
Amortization Expense                                      43,008.00           43,008.00

                                                      ------------------------------------------------------------------------

         Total Costs and Expenses                      1,510,446.00        1,498,649.00           10,797.00               0.00
                                                      ------------------------------------------------------------------------

Other Income (Expenses):
 Interest Income                                           3,170.00            3,170.00                0.00               0.00
                                                      ------------------------------------------------------------------------
         Total Other Income (Expense)                      3,170.00            3,170.00                0.00               0.00

Net Income or (Loss) before Minority Interest         (1,507,276.00)      (1,495,479.00)         (10,797.00)              0.00
                                                      ------------------------------------------------------------------------
Less: Income or (Loss) attributed to Minority            (63,249.00)         (63,249.00)               0.00               0.00
Interest .41 $154,265.00
                                                      ------------------------------------------------------------------------
Net Income or (Loss)                                  (1,444,027.00)      (1,432,230.00)         (10,797.00)

                                                      ========================================================================

Weighted average number of common shares
outstanding                                              15,568,611          15,568,611           6,000,000          2,000,000

Net Loss Per Share                                           (0.09)               (0.09)               0.00                  0


                 See accompanying notes to financial statements
                                      -4-

                               Power Direct, Inc.
                         (A Development Stage Company)

                  STATEMNT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR PERIOD ENDING
           December 31, 1997, December 31, 1998 and December 31, 1999


                                                                                                      Deficit
                                                                                                      accumulated
                                                                                   Additional         during              Total
                                                             Common Stock           paid-in           development     Stockholder's
                                                     Shares               Amount    capital           stage               Equity
                                                ------------------------------------------------------------------------------------
Balance December 31, 1995                           6,000,000             600.00        400.00          (1,000.00)            0.00

Balance December 31, 1996                           5,000,000             600.00        400.00          (1,000.00)            0.00

Balance December 31, 1997                        6,000,000.00             600.00        400.00          (1,000.00)            0.00

Net loss year ended December 31, 1998                                                                  (10,797.00)      (10,797.00)
                                                ------------------------------------------------------------------------------------
Balance December 31, 1998                           6,000,000      $      600.00 $      400.00      ($  11,797.00)      (10,797.00)
                                                ------------------------------------------------------------------------------------

January 6, 1999 Issued for services                   800,000              80.00      7,920.00                            8,000.00


January 8, 1999 Issued for cash                       800,000              60.00      5,940.00                            6,000.00

January 28, 1999
Issued for consulting services                        600,000              60.00    119,940.00                          120,000.00


February 26, 1999                                     500,000              50.00     99,950.00                          100,000.00

April 14, 1999 Issued for cash                      7,127,500             712.75    999,287.25                        1,000,000.00

April 28, 1999 Issued for services                    400,000              40.00     55,960.00                           56,000.00

On or about June 15, 1999

Issued for interest in
Cardstakes.com                                      3,000,000             300.00  1,499,700.00                        1,500,000.00

June 15, 1999
Issued for services rendered                           20,000               2.00      4,998.00                            5,000.00

June 30, 1999
Issued for services rendered                          250,000              25.00     49,975.00                           50,000.00

July 20, 1999
Issued for cash                                       800,000              80.00    239,920.00                          240,000.00



                 See accompanying notes to financial statements
                                      -5-

                               Power Direct, Inc.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR PERIOD ENDING
           December 31, 1997, December 31, 1998 and December 31, 1999

September 15, 1999
issued for cash                            100,000              10.00         29,990.00                              30,000.00


September 15, 1999 granted options
for 1,250,000 shares of .0001 par
common stock                                                                 388,750.00                             388,750.00


October 14, 1999 received cash
when warrants exercised                     40,000               4.00          9,996.00                              10,000.00

November 15, 1999 received cash
when warrants exercised                    200,000              20.00         49,980.00                              50,000.00

November 9, 1999 exchanged for
licensing agreement                      3,000,000             300.00      1,499,700.00                           1,500,000.00

November 19, 1999 exchanged for
URL                                        650,000              65.00        194,936.00                             195,000.00

November 24, 1999 exchanged for
URL                                        800,000              80.00        239,920.00                             240,000.00

November 25, 1999 exchanged for
URL                                        500,000              50.00        149,950.00                             160,000.00

November 25, 1999 exchanged for
URL                                        250,000              25.00         74,975.00                              75,000.00

November 29, 1999 warrants
exercised                                   40,000               4.00          9,996.00                              10,000.00

December 6, 1999 warrants
exercised                                   50,000               5.00         12,486.00                              12,500.00

Net loss January 1, 1999 to
December 31, 1999
Balance December 31, 1999                                                                    (1,432,230.00)      (1,432,230.00)
                                         -------------------------------------------------------------------------------------
                                         5,630,000     $       563.00    $ 2,660,687.00     ($1,432,230.00)     $ 1,229,020.00
                                         =====================================================================================


                      See accompanying notes to financial
                                       -6-

                               Power Direct, Inc.
                         (A Development Stage Company)

                       STATEMENT OF CASH FLOWS FOR PERIOD



                                                         Date of            January 1,
                                                         inception          1999
                                                         to                 to
                                                         December           December              December                December
                                                         31, 1999           31, 1999              31, 1998                31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                              (1,444,027.00)      (1,432,230.00)         (10,797.00)            0.00

Adjustments to reconcile net income to net cash provided

Depreciation Expense                                         2,037.00            2,037.00

Amortization of Intangible Assets                           43,008.00           43,008.00

Amortization of Intangible Assets (Minority
Interest)                                                   41,667.00           41,667.00

Service rendered in exchange for stock                     439,000.00          439,000.00

Compensation expense for options                           388,750.00          388,750.00

Increase in current assets                                 (52,458.00)         (52,458.00)

Increase(Decrease) in cuuent
liabilities                                                 23,545.00           10,502.00           13,043.00
                                                        --------------------------------------------------------------------------
Net Cash provided by Operating Activities                 (558,478.00)        (559,724.00)           2,246.00             0.00


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Long Term Investments                       (766,655.00)        (766,865.00)
  Purchase of property and equipment                       (61,112.00)         (61,112.00)

  Settlement of Lansource dispute                          144,954.00          144,954.00
                                                        --------------------------------------------------------------------------
        Net cash provided by investing
        activities                                        (683,023.00)        (683,023.00)                                0.00


CASH FLOWS FORM FINANCING ACTIVITIES
Issuance of Capital Stock                                1,359,500.00        1,358,500.00


    Net cash provided by financing
    activities                                           1,359,500.00        1,358,500.00                0.00             0.00

    Net increase (decrease) in cash                        117,999.00          115,753.00            2,246.00             0.00
    Cash and cash equivalents, beginning
    of  period                                                   0.00            2,246.00                0.00             0.00
    Cash and cash equivalents, end of
    year                                                   117,999.00          117,999.00            2,246.00             0.00


                 See accompanying notes to financial statements
                                      -7-

                               Power Direct, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized September 13, 1993, under the laws of the State of Delaware, as Power Direct, Inc. The Company currently has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

     On September 30, 1993, the company issued 10,000 Shares of its .01 par value common stock for cash of $1,000.00.

     On July 30, 1998, the State of Delaware approved the Company's restated Articles of Incorporation, which increased its capitalization from 10,000 common shares to 25,000,000 common shares. The par value was changed from $.01 par value to $0.0001.

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

     On January 16, 1999, the Company issued 800,000 shares of its $0.0001 par value common stock for $8,000.00 in services rendered.

     On January 28, 1999, the Company issued 600,000 shares of its $0.0001 par value common stock for services rendered in the amount of $120,000.00

     On February 26, 1999, the Company issued 500,000 shares of its $0.0001 par value common stock for service rendered in the amount of $100,000.00.

     On April 14, 1999, the Company completed a Regulation D, Rule 504 offering, issuing 7,127,500 shares of its $0.0001 par value common stock for $1,000,000.00 in cash. These shares were issued at varying prices which reflected market prices at time of subscription.

     On April 28, 1999, the Company issued 400,000 shares of its $0.0001 par value common stock for services rendered in the amount of $56,000.00

                               Power Direct, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY - continued

     On or about April 28, 1999, the Company issued 3,00,000 shares of its $0.0001 par value common stock in exchange for a licensing agreement with Compte De Sierge Accomodative Corp. The shares exchanged were valued at $.50 per share, the market price at the time the agreement was reached. On November 9, 1999, 3,000,000 shares of the Company's $0.0001 par value common stock was issued to finalize the agreement.

     On June 15, 1999, the Company issued 20,000 shares of its $0.0001 par value common stock for services rendered in the amount of $5,000.00.

     On June 30, 1999, the Company issued 250,000 shares of its $0.0001 par value common stock for services rendered in the amount of $50,000.00

     On July 20, 1999, the Company issued 800,000 shares of its $0.0001 par value common stock for cash in the amount of $240,000 and redeemed 800,000 warrants.

     On September 15, 1999, the Company issued 100,000 shares of its $0.0001 par value common stock for cash in the amount of $30,000 and redeemed 100,000 warrants.

     On October 14, 1999, the Company issued 40,000 shares of common stock for $10,000.00 in cash when 40,000 warrants were issued.

     On November 15, 1999, the Company issued 200,000 shares of common stock for $50,000.00 in cash when 200,000 warrants were issued.

     On November 19, 1999, the Company exchanged 650,000 shares of common stock for URL's valued at $195,000.

     On November 24, 1999, the Company exchanged 800,000 shares of common stock for URL's valued at $240,000.

     On November 25, 1999, the Company exchanged 500,000 shares of common stock for URL's valued at $150,000.

     On November 25, 1999, the Company exchanged 250,000 shares of common stock for URL's valued at $75,000.

     On November 29, 1999, the Company issued 40,000 shares of common stock for $10,000.00 in cash when 40,000 warrants were issued.

     On December 6, 1999, the Company issued 50,000 shares of common stock for $12,500.00 in cash when 50,00 warrants were issued.

                               Power Direct, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1. The Company used the accrual method of accounting.

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

     9. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows. The Company had several noncash investing and financing activities. See schedule below.

Schedule of non cash investing and financing activities.

Investing Activities
  Purchase of licensing agreement                     3,000,000.00


Financing Activities
Issued common stock for services rendered               339,000.00
Issued common stock for Universal Resource
Locators                                                660,000.00

                               Power Direct, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     10. The cost of plant and equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. The amount of depreciation recorded during this period was $2,037.00

     11. Power Direct, Inc. purchased a majority interest in Cardstakes.com. The Company has accounted for the business combination as a pooling of interest and consolidation. All intercompany eliminations have been made. This interest was recorded at fair value based on the market price of the Company's stock given up. The interest is not available for sale.

     12. The Company has incurred Universal Resources Locator's costs as part of web site development. The costs of the web site are amortized over 60 months. Amortization in the amount of $43,008.00 was recorded in 1999. Universal Resources Locators were recorded at the fair market value of the Universal Resources Locator's (URL's). Each reporting period the Company will evaluate whether event or changes have occured which would call for a review for impairment of value.

     13. The Company experienced losses since its inception September 13, 1993 (Date of inception) to December 31, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. There has not been any deferred tax benefits recorded as management has deemed it less than likely that the net operating losses will be utilized. The net operating loss carry forwards will begin to expire in 2008.

     14. The Company has purchased interests in Vertizonal, Rising Phoenix and LANSource. Vertizonal and Rising Phoenix investments have been recorded utilizing the equity method of accounting. The Company has settled a dispute with LANSource and the monies which it paid to LANSource have been returned to the Company. The above interests were not purchased with the intent to trade or make available for trade and were recorded at fair value.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital or revenues, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through loans or private placements.

                               Power Direct, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - WARRANTS AND OPTIONS

     On July 15, 1999, the Company issued warrants to J & S Overseas Holding as part of the purchase agreement for URL. At December 31, 1999, there were 760,000 of these warrants outstanding. The warrants may be exercised one warrant for one share of the Company's common stock and $0.25 cents per share.

     On April 30, 1999, the Company issued warrants to Yenn Assets as part of a Regulation S offering. At December 31, 1999, there were 810,000 of these warrants outstanding. The warrants may be exercised one warrant for one share of the Company's common stock and $0.30 cents per share.

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

     The Company following the guidelines of the fair value method and recorded a compensation expense $388,750.00 based on the difference between option price and market price on the grant.

     The Company has a short term note form a related party which does not have a due date and in non interest bearing.

NOTE 6 - LONG TERM COMMITMENTS

     The Company does not have any long term rental agreements nor does it have any long term debt obligations.