Form 10QSB
period 2000-03-31
2U ONLINE COM INC
filed 2001-05-18
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    ----------------

Commission File Number:
                        ------------

                               2U ONLINE.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              52-2132622
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada      V6E 4N5
--------------------------------------------------------------------------------
(Address of registrant's principal executive offices)                 (Zip Code)

                                  604.664.0484
                                  ------------
              (Registrant's Telephone Number, Including Area Code)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2000, there were 31,407,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

ITEM 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                                                             (unaudited)
                                                                                   March          December
                                                                                31, 2000          30, 1999
-------------------------------------------------------------------------- ---------------- -----------------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                         $ 229,309          $ 65,735
    Taxes recoverable                                                                3,088             1,050
    Prepaids and deposits                                                           41,990            70,000
    Loan receivable                                                                 13,000            10,000
    Due from related parties                                                         2,000             2,000
    Holdback Receivable (Note 7)                                                    38,197                 -
    Current Portion of Service Contracts (Note 3)                                  208,248                 -
-------------------------------------------------------------------------- ---------------- -----------------

                                                                                   535,832           148,875
-------------------------------------------------------------------------- ---------------- -----------------

SERVICE CONTRACTS (Note 3)                                                         352,044                 -
TECHNOLOGY LICENSE (Note 4)                                                        600,000           600,000
FURNITURE AND EQUIPMENT, net of depreciation                                        17,399            27,014
WEBSITE DEVELOPMENT COSTS                                                          190,703           126,876
OTHER INTANGIBLE ASSETS                                                             35,189            35,189
INTEREST IN OIL & GAS PROPERTY (Note 5)                                          1,835,000           315,000
-------------------------------------------------------------------------- ---------------- -----------------

                                                                                $3,566,167        $1,252,864
========================================================================== ================ =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $ 132,921          $ 50,300
   Holdbacks payable (Note 7)                                                       57,295                 -
-------------------------------------------------------------------------- ---------------- -----------------

                                                                                   190,216            50,300
-------------------------------------------------------------------------- ---------------- -----------------

MINORITY INTEREST                                                                   50,665            75,217
-------------------------------------------------------------------------- ---------------- -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value, 100,000,000 shares authorized                     3,141             2,588
      2000 - 31,407,500, 1999 - 25,877,500 issued and outstanding
   Additional paid-in capital                                                    7,929,532         5,557,585
   Deficit accumulated during the development stage                             (4,607,387)       (4,432,826)
-------------------------------------------------------------------------- ---------------- -----------------

                                                                                 3,325,286         1,127,347
-------------------------------------------------------------------------- ---------------- -----------------

                                                                                $3,566,167        $1,252,864
========================================================================== ================ =================




The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (unaudited)                        (unaudited)
                                                                                       September 13, 1993
                                                      Three Months         Year ended    (Inception) to
                                                   Ended March 31,      December  31,       March 31,
                                                             2000               1999          2000
------------------------------------------------------------------- ------------------ -------------------
REVENUES
     Processing Fees (Note 7)                           $   42,286       $          -            $  42,286
------------------------------------------------------------------- ------------------ -------------------
GENERAL AND ADMINISTRATIVE EXPENSES
     Advertising and marketing                               4,876             46,757              51,663
   Depreciation                                              1,595              4,768               6,363
   Consulting fees                                          43,891            557,103             600,994
   Investor relations                                       70,708             15,772              86,480
   Management fees                                          12,070            247,304             259,374
   Office and general                                       52,861             73,406             138,064
   Professional fees                                        29,693             80,619             110,312
   Stock-based compensation                                      -            253,669             253,669
    Travel and accommodation                                13,634             88,976             102,610
    Wages and benefits                                      12,071             12,310              24,381
    Write-down of URL acquisition costs                          -            662,646             662,646
    Write-down of URLs                                           -            961,358             961,358
    Write-down of technology license                             -          1,455,938           1,455,938
    Write-off of other assets                                    -            145,186             145,186
------------------------------------------------------------------- ------------------ -------------------
                                                           241,399          4,605,812           4,847,211
------------------------------------------------------------------- ------------------ -------------------

LOSS BEFORE THE FOLLOWING                                 (199,113)        (4,605,812)         (4,804,925)

MINORITY INTEREST IN LOSS FOR THE PERIOD                    24,552            404,761            (429,313)
------------------------------------------------------------------- ------------------ -------------------

NET LOSS FOR THE PERIOD                                  $(174,561)      $ (4,201,051)       $ (4,375,612)
=================================================================== ================== ===================

BASIC NET LOSS PER SHARE                                 $ (0.0062)      $    (0.2466)
================================================== ================ ==================  ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              28,118,056         17,033,246
================================================== ================ =================== ==================




The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO MARCH 31,2000
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     accumulated
                                                                                                      during the
                                                        Number of                   Additional       development
                                                          Shares       Amount     Paid In Capital       stage          Total
------------------------------------------------------ ------------ ------------ ---------------- ----------------- --------------
Balance, December 31, 1995, 1996 and 1997                6,000,000       $  600          $   400        $  (1,000)        $     -
Net loss for the year ended December 31, 1998                    -            -                -          (10,797)       (10,797)
------------------------------------------------------ ------------ ------------ ---------------- ----------------- --------------
Balance, December 31, 1998                               6,000,000          600              400           (11,797)       (10,797)

Common stock issued for services                         1,370,000          137          465,863                 -        466,000

Common stock issued for finder's fee                     1,200,000          120          359,880                 -        360,000

Common stock issued for technology license               6,000,000          600        1,799,400                 -      1,800,000

Common stock issued for cash on exercise of Warrants
                                                         1,380,000          138          389,862                 -        390,000

Warrants issued for URL purchase                                 -            -          549,004                 -        549,004

Common stock issued for acquisition of URL's             2,200,000          220          659,780                 -        660,000

Common stock issued for cash and management
renumeration                                               600,000           60          179,940                 -        180,000

Common stock issued for cash-net of commissions          7,127,500          713          899,787                 -        900,500

Stock-based compensation                                         -            -          253,669                 -        253,669

Dividends                                                        -            -                -          (219,978)      (219,978)

Net loss for the year ended December 31,1999                     -            -                -        (4,201,051)    (4,201,051)
------------------------------------------------------ ------------ ------------ ---------------- ----------------- --------------

Balance, December 31, 1999                              25,877,500        2,588        5,557,585        (4,432,826)     1,127,347
------------------------------------------------------ ------------ ------------ ---------------- ----------------- --------------
Common Stock issued for cash-exercise of warrants        1,030,000          103          257,397                 -        257,500

Common Stock issued for services                           700,000           70          594,930                 -        595,000

Common Stock issued for acquisition of interest in       3,800,000          380        1,519,620                 -      1,520,000
Oil & Gas Property

Net            loss           for            the          period              -                -          (174,561)      (174,561)
-
------------------------------------------------------------------- ------------ ---------------- ----------------- --------------

Balance, March 31,2000                                  31,407,500     $  3,141     $  7,929,532      $ (4,607,387)    $  3,325,286
====================================================== ============ ============ ================ ================= ==============


The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               (unaudited)                           (unaudited)
                                                                              Three Months        Year ended       September 13,
                                                                               ended March      December 31,    1993 (Inception)
                                                                                 31, 2000              1999    to March 31, 2000
-------------------------------------------------------------------------- ---------------- ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                        $(174,561)      $(4,201,051)         (4,387,409)
  Adjustments to reconcile net loss to net cash from operating activities:
  - amortization and depreciation                                                    1,595             4,768               6,363
  - consulting fees paid for with common shares                                          -           465,950             465,950
  - management fees paid for with common shares                                          -           224,000             224,000
   - investors relations fees paid for with common shares                           34,708                 -              34,708
   - stock-based compensation                                                            -           253,669             253,669
   - non-cash component of URL write-down                                                -         1,179,004           1,179,004
  - write-down of technology license                                                     -         1,455,938           1,455,938
   - minority interest in loss for the period                                      (24,552)         (404,761)           (429,313)
-------------------------------------------------------------------------- ---------------- ----------------- -------------------
                                                                                  (162,810)       (1,022,483)         (1,197,090)
   - net changes in working capital items                                          124,691            24,300             148,991
-------------------------------------------------------------------------- ---------------- ----------------- -------------------

CASH USED IN OPERATING ACTIVITIES                                                  (38,119)         (998,183)         (1,048,099)

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit                                                                                -           (75,000)            (75,000)
  Technology license                                                                     -          (135,938)           (135,938)
  Acquisition of furniture and equipment                                            (3,562)          (31,782)            (35,344)
  Website development costs                                                        (63,827)         (126,876)           (190,703)
    Other intangible assets                                                              -            (5,189)             (5,189)
    Cash acquired on acquisition of Cardstakes.com, Inc.                                 -           210,000             210,000
-------------------------------------------------------------------------- ---------------- ----------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               (76,387)         (164,785)           (232,174)
-------------------------------------------------------------------------- ---------------- ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Disposition of furniture and equipment                                           11,582                 -              11,582
  Advances to related party                                                              -           (70,043)            (57,000)
  Net proceeds on sale of common stock                                             257,500         1,296,500           1,555,000
-------------------------------------------------------------------------- ---------------- ----------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                               269,082         1,226,457           1,509,582
-------------------------------------------------------------------------- ---------------- ----------------- -------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              163,574            63,489             229,309

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      65,735             2,246                   -

-------------------------------------------------------------------------- ---------------- ----------------- -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 229,309          $ 65,735          $  229,309
========================================================================== ================ ================= ===================






The accompanying notes are an integral part of these consolidated financial statements.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com, Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries are in the development stage, have not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
The financial statements include the accounts of the Company and its subsidiaries, a 59% interest in Cardstakes.com (incorporated on February 19, 1999), a 100% interest in PD Oil & Gas, Inc., and a 100% interest in Cardstakes.com Enterprises Ltd.

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Technology license
The Company has capitalized the costs of acquiring its technology license from Compte De Sierge Accomodative Corp. (Note 4). At December 31, 1999 the Company recorded an impairment provision of $1,455,938 due to the uncertainty of recoverability of the carrying value. The net carrying value of $600,000 will be amortized over five years on a straight-line basis upon commercial application of the technology.

Website Development Costs

The Company accounts for website development costs in accordance with EITF 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical viability and adequate financial resources to complete development, the company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website.

Intangible Assets
Intangible assets consist of licence fees and acquisition costs of Universal Resource Locators ("URL's"). The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate that
                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life with the net carrying value of the asset.

Oil and Gas Properties
The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of capital assets are recorded as a reduction of the related expenditures without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depreciation rate.

Furniture and Equipment
Furniture and equipment is carried at acquisition cost less accumulated depreciation on a 30% declining balance basis.

Revenue Recognition
Fees generated from processing credit card transactions are recorded as earned, net of holdback amounts held in reserve. Chargebacks are charged to the holdback account and any excess is charged against revenue. In accordance with SAB 101 the Company records only the net revenues generated from credit card processing

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. As of March 31, 2000, there were

1,250,000 exercisable options and 1,490,000 common stock warrants that can be converted into a total of 2,740,000 shares of common stock. As these options and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Recent Accounting Pronouncements

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has not yet determined what impact, if any, the implementation of this standard will have on its financial statements.


                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not expect that the implementation of this standard will have a material impact on its financial statements.


NOTE 3 - SERVICE CONTRACTS
--------------------------------------------------------------------------------

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell will provide investor relations services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock (issued).
On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock (issued).


NOTE 4 - TECHNOLOGY LICENSE
--------------------------------------------------------------------------------

On April 28, 1999, the Company entered into a licensing agreement ("Compte Agreement") with Compte De Sierge Accommodative Corp., a corporation incorporated in Panama City, Panama ("Compte De Sierge"). Compte De Sierge worked in association with a group of programmers doing business as E-Card. The Compte Agreement specifies, among other things, that the Company will have the worldwide right to utilize and commercially exploit certain software systems and related proprietary technology relating to the operation of the Greeting Card Lotto, hereinafter referred to as "CardStakes.com".

The Compte Agreement provides that the Company may grant sub-licenses in the proprietary technology on terms agreeable to Compte De Sierge. On June 15, 1999, the Company and CardStakes.com entered into a sub-licensing agreement whereby CardStakes.com acquired the world-wide exclusive sub-license to produce the Cardstakes.com website using the proprietary technology.

In exchange for the rights in the Compte Agreement, CardStakes.com issued to the Company 9,126,531 shares of CardStakes.com's $.0001 par value common stock representing a 59% controlling interest.

At March 31, 2000, the carrying value of the license is recorded at the estimated net realizable value of $600,000.


NOTE 5 - INTEREST IN OIL & GAS PROPERTY
--------------------------------------------------------------------------------

On January 15, 1999, the Company entered into a letter of intent with Rising Phoenix Development Group Ltd. ("Rising Phoenix"), a Canadian corporation, to acquire all the assets of Rising Phoenix, including that corporation's interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "Wyoming Property"). Such interest included Rising Phoenix's interest in a Joint Venture Contract with Derek Resources Corporation ("Derek Resources"). Under the Joint Venture Agreement, Derek Resources and Rising Phoenix were to jointly develop and operate the Wyoming Property.
                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
--------------------------------------------------------------------------------

The letter of intent specifies that the Company must, among other things, pay Rising Phoenix $75,000 (paid), and issue 3,800,000 shares of its common stock to Rising Phoenix (issued).

The Company also issued 800,000 common shares valued at $240,000 as a finder's fee in connection with this letter of intent.

By agreement dated September 20, 2000 the Company sold all of its interest in the Wyoming Property to Asdar Group, a public company with a common director for 5,000,000 common shares of Asdar Group.


NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. As of March 31, 2000, no options had been exercised or forfeited and no options had expired or been exercised.

In addition, warrants are outstanding to purchase 1,000,000 common shares at a price of $.30 per share to October 29, 2000, 230,000 common shares at a price of $.25 per share to July 15, 2000, and 260,000 common shares at a price of $.25 per share to November 15, 2001.

NOTE 7 - CREDIT CARD PROCESSING
--------------------------------------------------------------------------------

In mid-August, 1999, the Company had set up a merchant account for the processing of VISA and Mastercard transactions with MPact Immedia Transaction Services Ltd. The Company would be charged a transaction processing fee of 5.75% and a 6-month revolving reserve fund of 10% by MPact.

This processing account was set up initially to accommodate the purchase of the Company's Internet Greeting Cards. In early December, 1999, with the management's decision to provide the Company's "Internet" Greeting cards at no cost to the consumer, the processing account was to be utilized solely for the purchase of merchandise from the 2U Online.com cybermall site.

In mid-December, 1999, the Company's management was approached by a number of clients looking for credit card processing sources and the Company's management agreed in late December of 1999, to utilize the Company's merchant account, beginning in early January 2000, to generate revenue from credit card processing.

The Company made an offer whereby the above clients would be charged a 15% to 20% transaction fee on all approved credit card transactions as well as a 15% reserve to accommodate any charge backs and to minimize the element of risk to any possible reversals. This 15% reserve is a 6-month revolving reserve whereby the 1st month reserves (total of reserves held from day 1 to day 30/31 inclusive) are paid out in 6 months plus 1 day.





                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company paid cash to directors for management fees totalling $12,070 for the three months ended March 31, 2000. At March 31, 2000, $14,000 is owing to one director which is included in accounts payable.

During the three months ended March 31, 2000, a company controlled by a significant shareholder received $22,969 for consulting and other services and reimbursement of expenses incurred on behalf of the Company.

At March 31, 2000, an amount of $2,000 is owing from a director.


NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,473,000 at March 31, 2000. These carryforwards will expire, if not utilized, beginning in 2013.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Concentration of Credit Risk
The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

NOTE 11 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with ASDAR Group, a Nevada Corporation ("ASDAR"). Pursuant to the Agreement, ASDAR purchased all of the Registrant's title and interest in the Wyoming Property. In exchange, ASDAR issued 5,000,000 of its common stock to the Company, representing approximately a 48% interest in ASDAR. The President and a director of the Company is the Secretary and a director of ASDAR. In addition, a shareholder of the Company was issued 475,000 shares of ASDAR's common stock as a finder's fee for services relating to the agreement.

ITEM 2.           Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. We were incorporated in 1993 as Power Direct, Inc., and we changed our name to 2U Online.com, Inc. on or about January 31, 2000. We currently generate revenues by earning processing fees by providing credit card transaction services.

In mid-August, 1999, we set up a merchant account for the processing of VISA and Mastercard transactions with MPact Immedia Transaction Services Ltd. ("MPact"). We agreed we would be charged a transaction processing fee of 5.75% and maintain a 6-month revolving reserve fund of 10% by MPact.

This processing account was set up initially to accommodate purchases of our Internet Greeting Cards through CardStakes.com, Inc. In early December, 1999, we decided to provide the "Internet" greeting cards to the consumer at no cost and decided that the processing account was to be utilized solely for the purchase of merchandise from our 2U Online.com cybermall site.

In mid-December, 1999, we were approached by a number of clients looking for credit card processing sources and we agreed in late December of 1999, to utilize our merchant account, beginning in early January 2000, to generate revenue from credit card processing.

We made an offer whereby participating clients would be charged a 15% to 20% transaction fee on all approved credit card transactions as well as a 15% reserve to accommodate any charge backs and to minimize the element of risk to any possible reversals. This 15% reserve is a 6-month revolving reserve whereby the 1st month reserves (total of reserves held from day 1 to day 30/31 inclusive) are paid out in 6 months plus 1 day.

We hope to eventually operate a cybermall comprised of multiple Internet sites offering consumers a variety of unique online services, including, but not limited to, e-mail greeting cards featuring scratch-and-win coupons and discounts. Our proposed websites will offer other products, including, but not limited to, jewelry, flowers, chocolate and original art.

Our initial focus was on the development of oil gas properties. In this regard, we purchased interests in two properties: one in the United States (the "Wyoming Property") and one in Canada (the "Alberta Property"). In or about December 1999, we began to review our business direction. We identified the "Internet" as a profitable business opportunity. We determined that it was in our best interest and the best interests of our shareholders to focus on "Internet" projects and put the oil and gas projects on hold.

Subsequently, we determined that Internet-related activities could provide a potentially profitable revenue stream sooner than oil and gas producing activities. In or about April 1999, we entered into a licensing agreement with Compte De Sierge Accommodative Corp., a Panama corporation, whereby we acquired the worldwide right to utilize their Greeting Card software on the CardStakes.com website in exchange for 6,000,000 shares of our stock. We also purchased several websites to eventually create a network of Internet locations. On or about July 15, 1999, we purchased superstakes.com, supercard.com, and chinastakes.net from J&S Overseas Holdings in exchange for cash and warrants. On or about September 1, 1999, we purchased e-cardlotto.net and cardlotto.net from Holm Investment Ltd, a Canadian corporation in exchange for warrants.

On or about November 19, 1999, we purchased thankyou2u.com, homeaccents2u.com, and necessities2u.com from May Joan Liu in exchange for shares of our common stock.

On or about November 24, 1999, we purchased gaming2u.com, weddings2u.com, essentials2u.com, and theorient2u.com from CardTek (International) Holdings Ltd., a Gibraltar corporation, in exchange for shares of our common stock.

On or about November 25, 1999, we purchased things2u.com and arrangements2u.com from Richard Angelo Holmes in exchange for shares of our common stock.

On or about November 25, 1999, we purchased website2u.com and gourmet2u.com from Cybermall Consulting Services Ltd., a Bahamian corporation in exchange for shares of our common stock.

On January 28, 2000, we entered into an agreement with Bisell Investments, Inc., ("Bisell") with a 2-year term, whereby Bisell will provide investor relations services to us (valued at $297,500) in exchange for 350,000 shares of our common stock. Such stock has been issued.

On January 28, 2000, we entered into an agreement with Palisades Financial Ltd. ("Palisades"), with a 5-year term, whereby Palisades has agreed to provide investment-banking services to us (valued at $297,500) in exchange for 350,000 shares of our common stock, which shares have been issued.

Our Subsidiary--CardStakes.com, Inc. On April 28, 1999, we entered into a licensing agreement ("Compte Agreement") with Compte De Sierge Accommodative Corp., a corporation incorporated in Panama City, Panama ("Compte De Sierge"). Compte De Sierge worked in association with a group of programmers doing business as E-Card. Under the Compte Agreement we were granted the worldwide right to utilize and commercially exploit certain software systems and related proprietary technology relating to the operation of a greeting card Internet business, hereinafter referred to as "CardStakes.com".

The Compte Agreement also provides that we may grant sub-licenses in the proprietary technology on terms agreeable to Compte De Sierge. On June 15, 1999, we entered into a sub-licensing agreement with CardStakes.com, Inc., whereby CardStakes.com, Inc., acquired the world-wide exclusive sub-license to produce the Cardstakes.com website using the proprietary technology.

In exchange for the rights in the Compte Agreement, CardStakes.com, Inc., issued us 9,126,531 shares of CardStakes.com, Inc.'s, $.0001 par value common stock representing a 59% controlling interest in CardStakes.com, Inc.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the quarter ending March 31, 2000.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the quarter ending March 31, 2000.

Liquidity and Capital Resources. For the period ended March 31, 2000, we had total assets of $3,566,167, including cash resources of $229,309, taxes recoverable of $3,088, prepaids and deposits of $41,990, a loan receivable of $13,000, $2,000 due from a related party, and $38,197 in a holdback receivable, and $208,248 represented by the current portion of service contracts. We also had $1,835,000 which is represented by an interest in an oil and gas property, $352,044 for service contracts, $600,000 for technology license, $17,399 equipment depreciation, $190,703 for website development costs and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At March 31, 2000, we had current liabilities of $190,216, of which $132,921 was represented by accounts payable and accrued liabilities, and $57,295 represented by holdbacks payable. At March 31, 2000, we had $535,832 in current assets. At March 31, 2000, current assets exceeded current liabilities by $345,616.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in any material way. We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time. Should these resources prove to be insufficient, we will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our case requirements.

Results of Operations. We have not yet realized any significant revenue from operations. For the quarter ending March 31, 2000, we received $42,286 in processing fees, and had $241,399 in general and administrative expenses including, but not limited to, expenses for consulting fees, investor relations and office and general expenses. Net losses from operations for the quarter ending March 31, 2000, were $174,561. We have suffered net losses of $4,847,211 since our inception on September 13, 1993.

For the quarter ending March 31, 2000, we held back $57,295 in our revolving reserve fund.

Our Plan of Operation for the Next Twelve Months. We do not expect to realize any significant revenue from operations in the next twelve months. Our plan of operation is materially dependent on our ability to generate revenues. We have begun development of several of our websites, and anticipate they will begin generating revenues sometime in the third quarter of 2001 and become fully operational by the first quarter of 2002. In the opinion of management, available funds will satisfy our working capital requirements through June 30, 2001.

We will require additional cash to implement our business strategies, and for payment of increased operating expenses. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowing and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next twelve months, we may be required to curtail our operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets.

We do not anticipate any material expenses within the next twelve months that will affect our liquidity. We do not anticipate any significant research and development within the next twelve months, nor do we anticipate that we will lease or purchase any significant equipment within the next twelve months. We do not anticipate a significant change in the number of our employees within the next twelve months, nor are we aware of any material commitment or condition that may affect our liquidity within the next twelve months.

ITEM 3.  Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

------------------ ------------------ ------------------ ---------------------
Property and Cash  December 31, 1998  December 31, 1999  March 31, 2000
Equivalents
------------------ ------------------ ------------------ ---------------------
Total              $2,246.00          $65,735.00         $229,309.00
------------------ ------------------ ------------------ ---------------------

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

During the quarter ending March 31, 2000, J&S Overseas Holding Ltd. exercised 380,000 warrants to purchase our stock at $0.25 per share. The warrants were issued in exchange for URL's.

During the quarter ending March 31, 2001, Holm Investment Ltd. exercised 650,000 warrants to purchase our stock at $0.25 per share. The warrants were issued in exchange for URL's.

On February 24, 2000, we issued 350,000 shares to Bisell Investments, Inc., in exchange for investor relations services.

On February 24, 2000, we issued 350,000 shares to Palisades Financial Ltd, in exchange for investment banking services.

On February 24, 2000, our Transfer Agent prepared a share certificate evidencing and representing 3,800,000 shares issued to Rising Phoenix Development Group Ltd. pursuant to the Asset Purchase Agreement entered into between us and Rising Phoenix Development Group Ltd.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

10.1     Contract between the Company and Bisell Investments, Inc.*

10.2     Contract between the Company and Palisades Financial Ltd.*

* Filed as Exhibits to Amendment No. 4 to the Company's Registration Statement on Form 10-SB.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May ____, 2001.

2U Online.com, Inc.,
a Delaware corporation

By:      /s/ Robert Klein
        -------------------
         Robert Klein
Its:     President