Form 10QSB
period 2000-06-30
2U ONLINE COM INC
filed 2001-05-18
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2000, there were 31,507,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

ITEM 1.  Financial Statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                           (unaudited)
                                                                             June 30,       December 31,
                                                                               2000              1999
----------------------------------------------------------------------- ---------------- -----------------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                      $ 178,591          $ 65,735
    Taxes recoverable                                                             3,709             1,050
    Prepaids and deposits                                                        27,500            70,000
    Loan receivable                                                              10,484            10,000
    Due from related parties                                                      2,000             2,000
    Holdback Receivable (Note 7)                                                105,503                 -
    Current Portion of Service Contract (Note 3)                                208,248                 -
----------------------------------------------------------------------- ---------------- -----------------

                                                                                536,035           148,875
----------------------------------------------------------------------- ---------------- -----------------

SERVICE CONTRACTS (Note 3)                                                      299,982                 -
TECHNOLOGY LICENSE (Note 4)                                                     600,000           600,000
FURNITURE AND EQUIPMENT, net of depreciation                                     32,920            27,014
WEBSITE DEVELOPMENT COSTS                                                       260,095           126,876
OTHER INTANGIBLE ASSETS                                                          35,189            35,189
INTEREST IN OIL & GAS PROPERTY (Note 5)                                       1,835,000           315,000
----------------------------------------------------------------------- ---------------- -----------------

                                                                            $ 3,599,221       $ 1,252,864
======================================================================= ================ =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $ 141,748          $ 50,300
   Holdbacks payable (Note 7)                                                   158,254                 -
----------------------------------------------------------------------- ---------------- -----------------

                                                                                300,002            50,300
----------------------------------------------------------------------- ---------------- -----------------

MINORITY INTEREST                                                                57,529            75,217
----------------------------------------------------------------------- ---------------- -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value, 100,000,000 shares authorized                  3,151             2,588
      2000 - 31,507,500, 1999 - 25,887,500 issued and outstanding
   Additional paid-in capital                                                 7,954,522         5,557,585
   Deficit accumulated during the development stage                          (4,715,983)       (4,432,826)
----------------------------------------------------------------------- ---------------- -----------------

                                                                              3,241,690         1,127,347
----------------------------------------------------------------------- ---------------- -----------------

                                                                            $ 3,599,221       $ 1,252,864
======================================================================= ================ =================



The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 (unaudited)     (unaudited)                        (unaudited)
                                                                Three Months       Six Months       Year ended    September 13,
                                                              Ended June 30,   Ended June 30,    December  31,             1993
                                                                        2000             2000             1999      (Inception)
                                                                                                                to June 30,2000
------------------------------------------------------------ ---------------- ---------------- ---------------- ----------------
REVENUES
     Processing Fees (Note 7)                                       $ 74,305        $ 116,591    $           -   $      116,591
------------------------------------------------------------ ---------------- ---------------- ---------------- ----------------
GENERAL AND ADMINISTRATIVE EXPENSES
     Advertising and marketing                                         3,047            7,923           46,757           54,680
   Depreciation                                                        2,030            3,625            4,768            8,393
   Consulting fees                                                    18,086           61,977          557,103          619,080
   Investor relations                                                 52,062          122,770           15,772          138,542
   Management fees                                                    15,167           27,237          247,304          274,541
   Office and general                                                 11,344           64,206           73,406          149,409
   Professional fees                                                  46,293           75,986           80,619          156,605
   Stock-based compensation                                                -                -          253,669          253,669
    Travel and accommodation                                          12,841           26,475           88,976          115,451
    Wages and benefits                                                15,166           27,237           12,310           39,547
    Write-down of website development costs                                -                -          662,646          662,646
    Write-down of URLs                                                     -                -          961,358          961,358
    Write-down of technology license                                       -                -        1,455,938        1,455,938
    Write-off of other assets                                              -                -          145,186          145,186
------------------------------------------------------------ ---------------- ---------------- ---------------- ----------------
                                                                     176,036          417,436        4,605,812        5,035,045
------------------------------------------------------------ ---------------- ---------------- ---------------- ----------------

LOSS BEFORE THE FOLLOWING                                          (101,731)         (300,845)      (4,605,812)      (4,918,454)

MINORITY INTEREST IN LOSS FOR THE PERIOD                             (6,864)           17,688          404,761          422,449
------------------------------------------------------------ ---------------- ---------------- ---------------- ----------------

NET LOSS FOR THE PERIOD                                          $ (108,595)       $ (283,157)    $ (4,201,051)    $ (4,496,005)
============================================================ ================ ================ ================ ================



BASIC NET LOSS PER SHARE                                             $(0.0036)       $(0.0095)        $(0.2466)
============================================================= ================ =============== ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         29,811,644      29,811,644       17,033,246
============================================================= ================ =============== ================

The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO JUNE 30, 2000
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                                          during the
                                                           Number of                    Additional       development
                                                            Shares         Amount     Paid In Capital       stage         Total
------------------------------------------------------ --------------- ------------ ---------------- --------------  -------------
Balance, December 31, 1995, 1996 and 1997                   6,000,000       $  600          $   400      $  (1,000)   $         -
Net loss for the year ended December 31, 1998                       -            -                -        (10,797)       (10,797)
------------------------------------------------------ --------------- ------------ ---------------- --------------  -------------
Balance, December 31, 1998                                  6,000,000          600              400        (11,797)       (10,797)

Common stock issued for services                            1,370,000          137          465,863              -        466,000

Common stock issued for finder's fee                        1,200,000          120          359,880              -        360,000

Common stock issued for technology license                  6,000,000          600        1,799,400              -      1,800,000

Common stock issued for cash on exercise of Warrants
                                                            1,380,000          138          389,862              -        390,000

Warrants issued for URL purchase                                    -            -          549,004              -        549,004

Common stock issued for acquisition of URL's                2,200,000          220          659,780              -        660,000

Common stock issued for cash and management
renumeration                                                  600,000           60          179,940              -        180,000

Common stock issued for cash-net of commissions             7,127,500          713          899,787              -        900,500

Stock-based compensation                                            -            -          253,669              -        253,669

Dividends                                                           -            -                -       (219,978)      (219,978)

Net loss for the year ended December 31,1999                        -            -                -     (4,201,051)    (4,201,051)
------------------------------------------------------ --------------- ------------ ---------------- --------------  -------------

Balance, December 31, 1999                                 25,877,500        2,588        5,557,585     (4,432,826)     1,127,347
------------------------------------------------------ --------------- ------------ ---------------- --------------  -------------
Common Stock issued for cash-exercise of warrants           1,130,000          113          282,387              -        282,500

Common Stock issued for services                              700,000           70          594,930              -        595,000

Common Stock issued for acquisition of interest in          3,800,000          380        1,519,620              -      1,520,000
Oil & Gas Property

Net             loss             for             the          period             -                -       (283,157)      (283,157)
-
---------------------------------------------------------------------- ------------ ---------------- --------------  -------------


Balance, June 30, 2000                                     31,507,500     $  3,151     $  7,954,522   $ (4,715,983)  $  3,241,690
====================================================== =============== ============ ================ ==============  =============





The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)  (unaudited)                     (unaudited)
                                                                        Three      Six Months    Year ended      September 13,
                                                                        Months     ended June    December 31,        1993
                                                                     ended June     30, 2000         1999        (Inception)
                                                                       30,2000                                    to June 30,
                                                                                                                     2000
----------------------------------------------------------------- --------------- -------------- -------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                              $(108,596)     $(283,157)   $(4,201,051)     $(4,496,005)
  Adjustments to reconcile net loss to net cash from operating activities:
  - amortization and depreciation                                          2,030          3,625          4,768            8,393
  - consulting fees paid for with common shares                                -              -        465,950          465,950
  - management fees paid for with common shares                                -              -        224,000          224,000
   - investors relations fees paid for with common shares                 51,962         86,670              -           86,670
   - stock-based compensation                                                  -              -        253,669          253,669
   - non-cash component of URL write-down                                      -              -      1,179,004        1,179,004
  - write-down of technology license                                           -              -      1,455,938        1,455,938
   - minority interest in loss for the period                              6,864        (17,688)      (404,761)        (422,449)
----------------------------------------------------------------- --------------- -------------- -------------- ----------------
                                                                         (47,740)      (210,550)    (1,022,483)      (1,244,830)
   - net changes in working capital items                                 47,153        171,844         24,300          196,144
----------------------------------------------------------------- --------------- -------------- -------------- ----------------

CASH USED IN OPERATING ACTIVITIES                                           (587)       (38,706)      (998,183)      (1,048,686)
----------------------------------------------------------------- --------------- -------------- -------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit                                                                      -              -        (75,000)         (75,000)
  Technology license                                                           -              -       (135,938)        (135,938)
  Acquisition of furniture and equipment                                  (5,739)        (9,301)       (31,782)         (41,083)
  Website development costs                                              (69,392)      (133,219)      (126,876)        (260,095)
    Other intangible assets                                                    -              -         (5,189)          (5,189)
    Cash acquired on acquisition of Cardstakes.com, Inc.                       -              -        210,000          210,000
----------------------------------------------------------------- --------------- -------------- -------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     (75,131)      (142,520)      (164,785)        (307,305)
----------------------------------------------------------------- --------------- -------------- -------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Disposition of furniture and equipment                                      -         11,582              -           11,582
  Advances to related party                                                    -              -        (70,043)         (57,000)
  Net proceeds on sale of common stock                                    25,000        282,500      1,296,500        1,580,000
----------------------------------------------------------------- --------------- -------------- -------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                      25,000        294,082      1,226,457        1,534,582
----------------------------------------------------------------- --------------- -------------- -------------- ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                    (50,718)       112,856         63,489          178,591

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                                229,309         65,735          2,246                -
----------------------------------------------------------------- --------------- -------------- -------------- ----------------

----------------------------------------------------------------- --------------- -------------- -------------- ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 178,591      $ 178,591      $  65,735        $ 178,591
================================================================= =============== ============== ============== ================


The accompanying notes are an integral part of these consolidated financial statements.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
-------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

Intangible Assets
Intangible assets consist of licence fees and acquisition costs of Universal Resource Locators ("URL's"). The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate that

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
-------------------------------------------------------------------------------
the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life with the net carrying value of the asset.

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

Revenue Recognition

Fees generated from processing credit card transactions are recorded as earned, net of holdback amounts held in reserve. Chargebacks are charged to the holdback account and any excess is charged against revenue. In accordance with SAB 101 the Company records only the net revenues generated from credit card processing.

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. As of June 30, 2000, there were 1,250,000 exercisable options and 1,390,000 common stock warrants that can be converted into a total of 2,640,000 shares of common stock. As these options and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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


NOTE 3 - SERVICE CONTRACTS
--------------------------------------------------------------------------------

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell will provide investor relations services to the Company (valued at $ 297,500) in exchange for 350,000 shares of the Company's common stock (issued).

On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment banking services to the Company (valued at $ 297,500) in exchange for 350,000 shares of the Company's common stock (issued).


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

At June 30, 2000, the carrying value of the license is recorded at the estimated net realizeable value of $600,000.


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

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. As of June 30, 2000, no options had been exercised or forfeited and no options had expired or been exercised.

In addition, warrants are outstanding to purchase 1,000,000 common shares at a price of $.30 per share to October 29, 2000, 180,000 common shares at a price of $.25 per share to July 15, 2000, and 210,000 common shares at a price of $.25 per share to November 15, 2001.


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

NOTE 8 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company paid cash to directors for management fees totalling $27,237 for the six months ended June 30, 2000. At June 30, 2000, $20,000 is owing to one director which is included in accounts payable.

During the six months ended June 30, 2000, a company controlled by a significant shareholder received $48,333 for consulting and other services and reimbursement of expenses incurred on behalf of the Company.

At June 30, 2000, an amount of $2,000 is owing from a director.

NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,574,,000 at June 30, 2000. These carryforwards will expire, if not utilized, beginning in 2013.


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

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the quarter ending June 30, 2000.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the quarter ending June 30, 2000.

Liquidity and Capital Resources. For the period ended June 30, 2000, we had total assets of $3,599,221, including cash resources of $178,591, taxes recoverable of $3,709, prepaids and deposits of $27,500, a loan receivable of $10,484, $2,000 due from a related party, and $105,503 in a holdback receivable, and $208,248 represented by the current portion of service contracts. We also had $1,835,000 which is represented by an interest in an oil and gas property, $299,982 for service contracts, $600,000 for technology license, $32,920 equipment depreciation, $260,095 for website development costs and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At June 30, 2000, we had total current liabilities of $300,002, of which $141,748 was represented by accounts payable and accrued liabilities, and $158,254 represented by holdbacks payable. At June 30, 2000, we had total current assets of $536,035. At June 30, 2000, current assets exceeded current liabilities by $236,033.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the quarter ending June 30, 2000, we received $74,305 in processing fees, and had $176,036 in general and administrative expenses including, but not limited to, fees for consulting services, investor relations and office and general expenses. Net losses from operations for the quarter ending June 30, 2000 were $108,595. Since our inception on September 13, 1993, we have suffered net losses of $4,918,454. For the quarter ending June 30, 2000, we held back $158,254 in our revolving reserve fund.

Our Plan of Operation for the Next Twelve Months. We do not expect to realize any significant revenue from operations in the next twelve months. Our plan of operation is materially dependent on our ability to generate revenues. We have begun development of several of our websites, and anticipate they will begin generating revenues by the third quarter of 2001 and become fully operational sometime in the first quarter of 2002.

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


ITEM 3.  Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

------------------------------ ------------------ --------------- -------------
Property and Cash Equivalents  December 31, 1999  March 31, 2000  June 30, 2000
------------------------------ ------------------ --------------- -------------
Total                          $65,735.00         $229,309.00     $178,591.00
------------------------------ ------------------ --------------- -------------

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

On June 13, 2000, we filed suit in District Court, Clark County, Nevada, naming James E Slayton, Carolyn Slayton, and Dianne Bennitt as defendants, alleging breach of contract, fraud and negligent misrepresentation of fact. We are seeking damages and costs against the defendants for failing to provide adequate financial statements. In the Complaint, we are alleging that Defendants committed professional malpractice in that they negligently prepared our financial statements and failed to adequately respond to comments by the Securities and Exchange Commission. We retained Mr. Gregory A. Lutz, of the Law Offices of Gregory A. Lutz to act as our lead counsel in this matter. The outcome of the litigation is uncertain. Litigation can be complex, costly, and could extend for a protracted time. However, we intend to vigorously pursue action against the defendants in this matter.

Item 2. Changes in Securities.
-------------------------------

During the quarter ending June 30, 2001, J&S Overseas Holding Ltd. exercised 50,000 warrants to purchase our common stock at $0.25 per share. The warrants were issued in exchange for URL's.

During the quarter ending June 30, 2000, Holm Investment Ltd. exercised 50,000 warrants at $0.25 per share. The warrants were issued in exchange for URL's.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

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