Form 10QSB
period 2000-09-30
2U ONLINE COM INC
filed 2001-05-18
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2000, there were 31,557,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

ITEM 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                           (unaudited)
                                                                             September      December 31,
                                                                              30, 2000              1999
---------------------------------------------------------------------- ---------------- -----------------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                      $ 28,409          $ 65,735
    Taxes recoverable                                                                -             1,050
    Accounts Receivable                                                        144,076                 -
    Prepaids and deposits                                                       16,250            70,000
    Loan receivable                                                             10,000            10,000
    Due from related parties                                                     2,000             2,000
    Holdback Receivable (Note 7)                                               116,362                 -
    Current Portion of Service Contracts (Note 4)                              208,248                 -
---------------------------------------------------------------------- ---------------- -----------------

                                                                               525,345           148,875
---------------------------------------------------------------------- ---------------- -----------------

INVESTMENT IN ASDAR GROUP (Note 3)                                           1,835,000                 -
SERVICE CONTRACTS (Note 4)                                                     247,920                 -
TECHNOLOGY LICENSE (Note 5)                                                    600,000           600,000
FURNITURE AND EQUIPMENT, net of depreciation                                    31,135            27,014
WEBSITE DEVELOPMENT COSTS                                                      315,058           126,876
OTHER INTANGIBLE ASSETS                                                         35,189            35,189
INTEREST IN OIL & GAS PROPERTY (Note 6)                                              -           315,000
---------------------------------------------------------------------- ---------------- -----------------

                                                                           $ 3,589,647       $ 1,252,864
====================================================================== ================ =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $ 195,531          $ 50,300
   Holdbacks payable (Note 7)                                                  174,543                 -
---------------------------------------------------------------------- ---------------- -----------------

                                                                               370,074            50,300
---------------------------------------------------------------------- ---------------- -----------------

MINORITY INTEREST                                                               52,504            75,217
---------------------------------------------------------------------- ---------------- -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value, 100,000,000 shares authorized                 3,156             2,588
      2000 - 31,557,500, 1999 - 25,877,500 issued and outstanding
   Additional paid-in capital                                                7,969,517         5,557,585
   Deficit accumulated during the development stage                         (4,805,604)       (4,432,826)
---------------------------------------------------------------------- ---------------- -----------------

                                                                             3,167,069         1,127,347
---------------------------------------------------------------------- ---------------- -----------------

                                                                           $ 3,589,647       $ 1,252,864
====================================================================== ================ =================






The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (unaudited)      (unaudited)                           (unaudited)
                                                                 Three                                           September 13,
                                                                Months        Nine Months         Year ended              1993
                                                                 Ended              Ended           December    (Inception) to
                                                             September          September           31, 1999     September 30,
                                                              30, 2000           30, 2000                                 2000
------------------------------------------------------ ----------------- ----------------- ----------------- -----------------
REVENUES
     Processing Fees (Note 7)                                 $  36,739         $ 153,330      $          -         $ 153,330
------------------------------------------------------ ----------------- ----------------- ----------------- -----------------
GENERAL AND ADMINISTRATIVE EXPENSES
     Advertising and marketing                                      267             8,190            46,757            54,947
   Depreciation                                                   1,785             5,410             4,768            10,178
   Consulting fees                                               19,708            81,685           557,103           638,788
   Investor relations                                            52,062           174,832            15,772           190,604
   Management fees                                               13,735            40,972           247,304           288,276
   Office and general                                            10,895            75,101            73,406           160,304
   Professional fees                                              9,952            85,938            80,619           166,557
   Stock-based compensation                                           -                 -           253,669           253,669
    Travel and accommodation                                      9,246            35,721            88,976           124,697
    Wages and benefits                                           13,735            40,972            12,310            53,282
    Write-down of URL acquisition costs                               -                 -           662,646           662,646
    Write-down of URLs                                                -                 -           961,358           961,358
    Write-down of technology license                                  -                 -         1,455,938         1,455,938
    Write-off of other assets                                         -                 -           145,186           145,186
------------------------------------------------------ ----------------- ----------------- ----------------- -----------------
                                                                131,385           548,821         4,605,812         5,166,430
------------------------------------------------------ ----------------- ----------------- ----------------- -----------------

LOSS BEFORE THE FOLLOWING                                       (94,646)         (395,491)       (4,605,812)       (5,013,100)

MINORITY INTEREST IN LOSS FOR THE PERIOD                          5,025            22,713           404,761           427,474
------------------------------------------------------ ----------------- ----------------- ----------------- -----------------

NET LOSS FOR THE PERIOD                                       $ (89,621)       $ (372,778)     $ (4,201,051)     $ (4,585,626)
====================================================== ================= ================= ================= =================

BASIC NET LOSS PER SHARE                                      $ (0.0029)        $(0.0123)         $(0.2466)
====================================================== ================= ================ =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   30,393,011       30,393,011        17,033,246
====================================================== ================= ================ =================




The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO SEPTEMBER 30,2000
                                   (Unaudited)

                                                                                                          Deficit
                                                                                                        accumulated
                                                                                                         during the
                                                       Number of shares                 Additional      development
                                                                           Amount     Paid In Capital      stage           Total
------------------------------------------------------ ----------------- ------------ ---------------- --------------- ------------
Balance, December 31, 1995, 1996 and 1997                     6,000,000       $  600          $   400      $  (1,000)      $     -
Net loss for the year ended December 31, 1998                         -            -                -        (10,797)     (10,797)
------------------------------------------------------ ----------------- ------------ ---------------- --------------- ------------
Balance, December 31, 1998                                    6,000,000          600              400        (11,797)     (10,797)

Common stock issued for services                              1,370,000          137          465,863               -      466,000

Common stock issued for finder's fee                          1,200,000          120          359,880               -      360,000

Common stock issued for technology license                    6,000,000          600        1,799,400               -    1,800,000

Common stock issued for cash on exercise of Warrants
                                                              1,380,000          138          389,862               -      390,000

Warrants issued for URL purchase                                      -            -          549,004               -      549,004

Common stock issued for acquisition of URL's                  2,200,000          220          659,780               -      660,000

Common stock issued for cash and management
renumeration                                                    600,000           60          179,940               -      180,000

Common stock issued for cash-net of commissions               7,127,500          713          899,787               -      900,500

Stock-based compensation                                              -            -          253,669               -      253,669

Dividends                                                             -            -                -       (219,978)    (219,978)

Net loss for the year ended December 31,1999                          -            -                -     (4,201,051)  (4,201,051)
------------------------------------------------------ ----------------- ------------ ---------------- --------------- ------------

Balance, December 31, 1999                                   25,877,500        2,588        5,557,585     (4,432,826)    1,127,347
------------------------------------------------------ ----------------- ------------ ---------------- --------------- ------------
Common Stock issued for cash-exercise of warrants             1,130,000          113          282,387               -      282,500

Common Stock issued for services                                750,000           75          609,925               -      610,000

Common Stock issued for acquisition of interest in            3,800,000          380        1,519,620               -    1,520,000
Oil & Gas Property

Net             loss             for               the           period            -                -        (372,778)    (372,778)
-
------------------------------------------------------------------------ ------------ ---------------- --------------- ------------

Balance, September 30, 2000                                  31,557,500     $  3,156     $  7,969,517   $  (4,805,604)  $ 3,167,069
====================================================== ================= ============ ================ =============== ============


The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (unaudited)     (unaudited)                          (unaudited)
                                                                       Three                                          September 13,
                                                                      Months       Nine Months       Year ended                1993
                                                                       Ended             Ended        December       (Inception) to
                                                                   September         September        31, 1999        September 30,
                                                                    30, 2000          30, 2000                                 2000
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                           $  (89,621)      $(372,778)      $(4,201,051)      $(4,585,626)
  Adjustments to reconcile net loss to net cash from operating activities:
  - amortization and depreciation                                        1,785           5,410             4,768            10,178
  - consulting fees paid for with common shares                              -               -           465,950           465,950
  - management fees paid for with common shares                              -               -           224,000           224,000
   - investors relations fees paid for with common shares               52,062         138,732                 -           138,732
   - stock-based compensation                                                -               -           253,669           253,669
   - non-cash component of URL write-down                                    -               -         1,179,004         1,179,004
  - write-down of technology license                                         -               -         1,455,938         1,455,938
   - minority interest in loss for the period                            5,025         (22,713)         (404,761)         (427,474)
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------
                                                                       (40,799)       (251,349)       (1,022,483)       (1,285,629)
   - net changes in working capital items                              (54,420)        117,424            24,300           141,724
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------

CASH USED IN OPERATING ACTIVITIES                                      (95,219)       (133,925)         (998,183)       (1,143,905)
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Rising Phoenix                                               -               -           (75,000)          (75,000)
  Technology license                                                         -               -          (135,938)         (135,938)
  Acquisition of furniture and equipment                                     -          (9,301)          (31,782)          (41,083)
  Website development costs                                            (54,963)       (188,182)         (126,876)         (315,058)
    Other intangible assets                                                  -               -            (5,189)           (5,189)
    Cash acquired on acquisition of Cardstakes.com, Inc.                     -               -           210,000           210,000
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                   (54,963)       (197,483)         (164,785)         (362,268)
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Disposition of furniture and equipment                                    -          11,582                 -            11,582
  Advances to related party                                                  -               -           (70,043)          (57,000)
  Net proceeds on sale of common stock                                       -         282,500         1,296,500         1,580,000
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                         -         294,082         1,226,457         1,534,582
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                      (150,182)        (37,326)           63,489            28,409

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         178,591          65,735             2,246                 -
--------------------------------------------------------------- --------------- --------------- ----------------- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 28,409        $ 28,409          $ 65,735          $ 28,409
=============================================================== =============== =============== ================= =================




The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
--------------------------------------------------------------------------------

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

Technology license
The Company has capitalized the costs of acquiring its technology license from Compte De Sierge Accomodative Corp. (Note 5). At December 31, 1999 the Company recorded an impairment provision of $1,455,938 due to the uncertainty of recoverability of the carrying value. The net carrying value of $600,000 will be amortized over five years on a straight-line basis upon commercial application of the technology.

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



                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

Intangible Assets
Intangible assets consist of licence fees and acquisition costs of Universal Resource Locators ("URL's"). The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life with the net carrying value of the asset.

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. As of September 30, 2000, there were 1,250,000 exercisable options and 1,390,000 common stock warrants that can be converted into a total of 2,640,000 shares of common stock. As these options and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Long-term Investments
The Company follows the equity method of accounting for its investments in companies in which it owns more than 20% and less than 50% and over which it exercises significant influence. Under this method, the Company includes its share of th earnings or losses of these affiliated companies. The Company's initial share of earnings or losses of Asdar Group will be reflected in the last quarter of the 2000 year.

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



                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
--------------------------------------------------------------------------------

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


NOTE 3 - INVESTMENT IN ASDAR GROUP
--------------------------------------------------------------------------------

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

The Company accounts for its investment in Asdar Group using the equity method of accounting and the cost of this investment has been recorded at carrying value of the oil & gas properties exchanged for the 5,000,000 common shares.


NOTE 4 - SERVICE CONTRACTS
--------------------------------------------------------------------------------

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell will provide investor relations services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock.
(issued)

On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd. with a 5-year term, whereby Palisades will provide investment banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock.
(issued)

NOTE 5 - TECHNOLOGY LICENSE
--------------------------------------------------------------------------------

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


                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
--------------------------------------------------------------------------------


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

At September 30, 2000, the carrying value of the license is recorded at the estimated net realizeable value of $600,000.


NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. As of September 30, 2000, no options had been exercised or forfeited and no options had expired or been exercised.

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





                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
--------------------------------------------------------------------------------

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


NOTE 8 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company paid cash to directors for management fees totalling $40,972 for the nine months ended September 30, 2000. At September 30, 2000, $26,000 is owing to one director which is included in accounts payable.

During the nine months ended September 30, 2000, a company controlled by a significant shareholder received $71,124 for consulting and other services and reimbursement of expenses incurred on behalf of the Company.

At September 30, 2000, an amount of $2,000 is owing from a director.


NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,669,000 at September 30, 2000. These carryforwards will expire, if not utilized, beginning in 2013.

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

We hope to eventually operate a cybermall comprised of multiple Internet sites offering consumers a variety of unique online services including, but not limited to, e-mail greeting cards featuring scratch-and-win coupons and discounts. Our proposed websites will offer other products, including, but not limited to, jewelry, flowers, chocolate and original art.

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

During the third quarter of 2000, we decided to divest our oil and gas interests. On or about September 20, 2000, we signed an agreement with ASDAR Inc. ("Asdar"), a Nevada corporation, trading on the Over-the-Counter Bulletin Board. Pursuant to our agreement with Asdar, we sold all of our working interest in the oil and natural gas interests in the Wyoming Property to Asdar for 5,000,000 shares of Asdar's $0.001 par value common stock. We valued the 5,000,000 shares at $1,835,000.

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

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the quarter ending September 30, 2000.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the quarter ending September 30, 2000.

Liquidity and Capital Resources. For the period ended September 30, 2000, we had total assets of $3,589,647, including cash resources of $28,409, accounts receivable of $144,076, prepaids and deposits of $16,250, a loan receivable of $10,000, $2,000 due from a related party, and $116,362 in a holdback receivable, and $208,248 represented by the current portion of service contracts. We also had $1,835,000 which is represented by the investment in the ASDAR Group, $247,920 for service contracts, $600,000 for technology license, $31,135 equipment depreciation, $315,058 for website development costs and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At September 30, 2000, we had current liabilities of $370,074, of which $195,531 was represented by accounts payable and accrued liabilities, and $174,543 represented by holdbacks payable. At September 30, 2000, we had total current assets of $525,345. At September 30, 2000, current assets exceeded current liabilities by $155,271.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the quarter ending September 30, 2000, we received $36,739 in processing fees, and had $131,385 in general and administrative expenses including, but not limited to, fees for investor relations, management fees, wages and benefits and consulting fees. Net losses from operations for the quarter ending September 30, 2000 were $89,621. Since our inception on September 13, 1993, we have suffered net losses of $5,013,100.

For the quarter ending September 30, 2000, we held back $174,543 in our revolving reserve fund. During the quarter ending September 30, 2000, we received notices of several charge-backs, totaling $175,129.46 to a client we no longer do business with. We had held back $44,328.63 as reserves for this client and are vigorously pursuing this client for full repayment of $130,800.83 plus fees of $13,275.00, for a total of $144,075.83.

Our Plan of Operation for the Next Twelve Months. We do not expect to realize any significant revenue from operations in the next twelve months. Our plan of operation is materially dependent on our ability to generate revenues. We have begun development of several of our websites, and anticipate they will begin generating revenues by the third quarter of 2001 and become fully operational by the first quarter of 2002. In the opinion of management, available funds will satisfy our working capital requirements through June 30, 2001.

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


ITEM 3.  Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

------------------ ------------------- -------------- --------------------
Property and Cash  December 31, 1999   June 30, 2000  September 30, 2000
Equivalents
------------------ ------------------- -------------- --------------------
Total              $65,735.00          $178,591.00    $28,409.00
------------------ ------------------- -------------- --------------------

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

On June 13, 2000, we filed suit in District Court, Clark County, Nevada, naming James E Slayton, Carolyn Slayton, and Dianne Bennitt defendants, alleging breach of contract, fraud and negligent misrepresentation of fact. In the lawsuit, we are seeking damages and costs against defendants for failing to provide adequate financial statements. In the Complaint, we are alleging that Defendants committed professional malpractice in that they negligently prepared our financial statements and failed to adequately respond to comments by the Securities and Exchange Commission. We retained Mr. Gregory A. Lutz, of the Law Offices of Gregory A. Lutz to act as our lead counsel in this matter. The outcome of the litigation is uncertain. Litigation can be complex, costly, and could extend for a protracted time. However, we intend to vigorously prosecute this action.

Item 2. Changes in Securities.
-------------------------------

On August 4, 2000, Conrado Beckerman exercised 50,000 options at $0.30 per share. The options were issued in exchange and as consideration for consulting services.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

10.1     Contract between the Company and ASDAR, Inc.*

* Filed as an Exhibit to Amendment No. 4 to the Company's Registration Statement on Form 10-SB.

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