Form 10KSB
period 2000-12-31
2U ONLINE COM INC
filed 2001-10-15
CIK 1076262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB






(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                           -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  -----------

                               2U ONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             52-2132622
--------                                                             ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                         Identification No.)


1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada     V6E 4N5
-------------------------------------------------------------------     -------
(Address of registrant's principal executive offices)                (Zip Code)


                                  604.664.0484
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

     Title of Each Class                     Name of Each Exchange on which
     to be so Registered:                    Each Class is to be Registered:
     --------------------                    -------------------------------
             None                                         None
             ----                                         ----

  Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
-----------------------------
(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes (X) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $147,567

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of June 30, 2001, $0.00.

As of December 31, 2000, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  ( )Yes ( ) No

                                     PART I

Item 1. Description of Business.
--------------------------------

         Part I.           Historical Background.
         ----------------------------------------
2U Online.com, Inc., formerly Power Direct, Inc. (the "Company"), was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia V6E 4N5. Our offices in the United States are located at 4291 Meridian Street, Suite 29, Bellingham, Washington 98226.

We changed the Company's name from Power Direct, Inc., to 2U Online.com, Inc., and our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol has since been changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530 which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. We are currently listed on the Pink Sheets maintained by the NASD under the symbol "TWOU". We are filing this Amendment No. 4 to our Registration Statement on Form 10-SB in an attempt to be re-listed on the OTCBB.

For purposes of clarification, anytime that "US$" appears in this Form 10-KSB, it means the currency of the United States of America, unless otherwise stated. Anytime that "CDN$" appears, it means the currency of Canada, in Canadian dollars.

         Part II.          Historical Oil and Gas Development.
         -----------------------------------------------------
We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities.

         The United States - LAK Ranch Oil Project in Wyoming.
         ----------------------------------------------------
On January 15, 1999, we entered into a letter of intent with Rising Phoenix Development Group Ltd., a Canadian corporation, located in Vancouver, British Columbia, Canada ("Rising Phoenix"), to acquire all the assets of Rising Phoenix, including that company's interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "Wyoming Property"). Such interest included Rising Phoenix's interest in a Joint Venture Contract with Derek Resources Corporation ("Derek Resources"). Under the Joint Venture Agreement, Derek Resources and Rising Phoenix were to jointly operate the Wyoming Property. On or about November 15, 1999, we entered into a definitive asset purchase and sale agreement with Rising Phoenix that memorializes the terms and conditions contained in the letter of intent.

The letter of intent required us to, among other things, pay Rising Phoenix Seventy-Five Thousand Dollars (US$75,000). We have paid Rising Phoenix the entire US$75,000.

The letter of intent also specifies that we were obligated is to issue 3,800,000 shares of our common stock to Rising Phoenix. We have issued those shares.

         Assignment of Working Interest - LAK Ranch.
         -------------------------------------------
On October 5, 2000, an "Assignment of Working Interest in Oil and Gas Lease was filed in the Offices of County Clerk for Weston County, Wyoming, whereby Rising Phoenix's Working Interest in the Wyoming Property was transferred and assigned to us.

         Sale of Working Interest & Re-Assignment of Working Interest -
         LAK Ranch.
         ----------------------------------------------------------------------
On September 20, 2000, we signed an "Asset Purchase and Sale Agreement" with ASDAR Inc. ("Asdar"), a Nevada corporation, whereby we sold all of our working interest in the Wyoming Property to Asdar for five million (5,000,000) shares of Asdar's $.0001 par value common stock.

On October 13, 2000, the "Assignment of Working Interest in Oil and Gas Lease" was filed in the Offices of County Clerk for Weston County, Wyoming, whereby our working interest in the Wyoming Property was transferred and assigned to Asdar and Asdar issued five million (5,000,000) shares of Asdar's common stock to us. At the time of the transaction with Asdar, Jack Sha was our President and director as well as an officer and director of Asdar. Mr. Klein, our current President and a member of our Board of Directors, is also a director of Asdar.

         Canada - The Alberta Methane Gas Project.
         ----------------------------------------
On January 26, 1999, we signed a letter of agreement with Vertizontal Energy Resources, Inc., formerly I.T.A. Enterprises, Inc. ("I.T.A."), a Canadian company, to acquire a 42% working interest in a natural gas project in west central Alberta (the "Alberta Property"). This letter of agreement requires us to provide 42% of the costs for the three-phase project, which are estimated in the letter of agreement to be Two Hundred Thousand Dollars (CDN$200,000). We advanced I.T.A. a total of US$42,793.00 toward costs on the Alberta Property project.

         Sale of the Alberta Methane Gas Project.
         ---------------------------------------
On November 30, 2000, we signed a "Petroleum, Natural Gas and General Rights Conveyance" Agreement with Allstar Energy Limited ("Allstar"), a Saskatchewan corporation, whereby we sold all of our interest in the Alberta Property to Allstar for CDN$80,000. Furthermore, we signed an "Assignment and Novation Agreement", whereby we assigned our working interest to Allstar.

         Part III.         The Proposed LANSource Acquisition .
         ------------------------------------------------------
On February 15, 1999, we signed a letter of intent to acquire and own up to a 51% ownership interest in LANSource Technologies, Inc., a Canadian company ("LANSource"). LANSource is a developer of fax and data communications software.

In order to purchase the first 12.5% ownership interest in LANSource, on March 1, 1999, we made a non-refundable deposit of Three Hundred Thousand Dollars (CDN$300,000).

The letter of intent contemplated that on March 31, 1999, we would enter into a formal Purchase and Sale Agreement with LANSource. The letter of intent stated that in the event that the parties, for whatever reason, were unable to finalize the Purchase and Sale Agreement by March 31, 1999, the whole transaction between us and LANSource would be considered null and void and LANSource would be entitled to retain all deposits.

Because of delays by LANSource in preparing the formal Purchase and Sale Agreement, a formal agreement was never finalized. On April 15, 1999, a Statement of Claim, on behalf of the Company as Plaintiff, was issued by the Ontario Court, General Division and served on LANSource as Defendant. Ultimately we settled the LANSource Litigation (For further details on the LANSource Litigation, refer to Item 3.1 of this Form 10-KSB).

         Part IV.          Credit Card Processing.
         -----------------------------------------
In or about December, 1999, we were approached by a number of clients looking for credit card processing series. Because we had decided to focus on our "Internet" activities, we agreed in late December of 1999, to utilize our merchant account, beginning in early January 2000, to generate revenue from credit card processing. We made an offer whereby we would charge a 15% to 20% transaction fee on all approved credit card transactions as well as a 15% reserve to accommodate any charge backs and to minimize the element of risk to any possible reversals. This 15% reserve is a 6-month revolving reserve whereby the first month reserves (total of reserves held from day 1 to day 30/31 inclusive) are paid out in 6 months plus 1 day.

Furthermore, all approved credit card transactions are totaled on a daily basis. These daily totals are accumulated for payment on a weekly basis. Payment for week one's approved credit card transactions are made on Friday of week four, a three-week hold back.

         Part V.           Our Licensing Agreement with Compte De Sierge.
         ----------------------------------------------------------------
On April 28, 1999, we entered into a licensing agreement ("Compte Agreement") with Compte De Sierge Accommodative Corp., a corporation incorporated in Panama City, Panama ("Compte De Sierge"). In developing its proprietary software, Compte De Sierge worked in association with a group of programmers doing business as E-Card. Pursuant to the Compte Agreement, we purchased a worldwide license to utilize and commercially exploit certain software systems and related proprietary technology relating to the operation of a greeting card business, hereinafter referred to as "Greeting Card Website". The licensed technology was developed and designed by Mr. Conrado Beckerman, a director of Compte De Sierge, and a team of programmers hired by Compte De Sierge. The Greeting Card Website has not produced any historical revenue upon which an estimate of potential revenue can be determined.

The Compte Agreement provides for three equal cash payments of CDN$100,000 to Compte De Sierge by us. The first payment of CDN$100,000.00 was made upon execution of the Compte Agreement. The second payment of CDN$100,000.00 was made upon completion of the first phase of beta testing of the software. The third payment was due upon completion of the second phase of testing. On August 16, 1999, with the completion of the second phase of testing, we requested that Compte De Sierge provide us with duplicate copies of all compact discs and files necessary for the operation of the Greeting Card Website. E-Card had custody and control of those items requested by us. On August 23, 1999, Compte De Sierge denied our request stating that a conflict among its programmers and E-Card prevented delivery of such items. This denial by Compte De Sierge effectively negated any and all contractual obligations we had to Compte De Sierge under the Compte Agreement. On August 30, 1999, we held a meeting with the principals of Compte De Sierge. At that meeting, Compte De Sierge agreed to discontinue any further association or involvement with E-Card. Compte De Sierge also agreed to:

    o assist us in retaining new programmers to complete the Greeting Card Website;
    o revise and amend the April 28, 1999 agreement to reflect the above change;
    o allow us to retain the final CDN$100,000.00 payment under the Compte Agreement; and
    o    change the title of the agreement to the "Proprietary Technology Usage
         - License Agreement".

The Compte Agreement also required us to issue 6,000,000 shares of our common stock in two separate issuance transactions, each of 3,000,000 shares. The first 3,000,000 was issued upon the signing of the Compte Agreement and the second 3,000,000 was issued upon the completion of the beta testing of the Greeting Card Website software.

Except for the contractual relationship between us and Compte De Sierge memorialized in the Compte Agreement, and the consulting services provided to us by Mr. Beckerman, there are no other affiliations or relationships between either us and Compte De Sierge or any of our subsidiaries and Compte De Sierge.

         Part VI.          Our Internet Activities.
         ------------------------------------------
In addition to the Internet activities of our subsidiary (described below), we are currently developing websites aimed at the Far East markets. We will utilize programs such as Macromedia Generator, Custom Java Servlets and Microsoft SQL Server to develop our online presence. Our current project in development is a website which we anticipate will provide a comprehensive job finding and casting portal to be delivered over the Internet using Macromedia Flash content. We will be hosting this website from our Vancouver facilities.

         Part VII.         Universal Services Locator (URL) Purchase Agreements
         ----------------------------------------------------------------------
A Universal Resources Locator ("URL") is the address of a page on the World Wide Web. Every web page has an URL that identifies it, and which provides enough information for a computer connected to the Internet to locate it.

          J&S Overseas Holdings.
          ----------------------
On July 15, 1999, we entered into a URL purchase agreement with J&S Overseas Holdings, of Grand Cayman, Cayman Islands ("J&S Overseas"), whereby we purchased from J&S Overseas three URL's registered as "SUPERSTAKES.COM", "SUPERCARDSTAKES.COM" and "CHINASTAKES.NET". In exchange for the three URL's, we paid J&S Overseas US$200,000 and issued J & S Overseas 1,000,000 warrants, each of which represents the right to purchase one share of our common stock at a price of US$0.25 per share. The warrants expire by their own terms three years from the date of issuance. We have met all of our financial obligations under the J&S Agreement and the warrants have been issued to J&S Overseas. J&S Overseas has transferred the three URL's to us. Except for the relationships described herein, there are no other relationships between us and J&S Overseas. Through December 31, 2000, J & S Overseas had exercised 860,000 of such warrants.

         Holm Investment Ltd.
         --------------------
On September 1, 1999, we entered into a URL purchase agreement with Holm Investment Ltd., a Canadian corporation ("Holm"), whereby we purchased from Holm, two URL's registered as "E-CARDLOTTO.NET" and "CARDLOTTO.NET". In exchange for the two URL's, we issued Holm 1,000,000 warrants to purchase our common stock at a purchase price of US$0.25 per share. The warrants are exercisable for a period of two years from the date of issuance. The 1,000,000 warrants have been issued to Holm and Holm has transferred the two URL's to us. Through December 31, 2000, Holm had exercised 790,000 of such warrants.

         May Joan Liu.
         -------------
On November 19, 1999, we entered into a URL purchase agreement with May Joan Liu ("MJLiu") whereby we purchased from MJLiu three URL's registered as "Thankyou2u.com", "Homeaccents2u.com" and "Necessities2u.com". In exchange for the three URL's, we issued MJLiu 650,000 shares of our common stock. The shares have been issued to MJLiu and MJLiu has transferred the three URL's to us.

         Cardtek.
         --------
On November 24, 1999, we entered into a URL purchase agreement with CardTek (International) Holdings Ltd., a Gibraltar corporation ("CTek"), whereby we purchased from CTek, four URL's registered as "Gaming2u.com", "Weddings2u.com", "Essentials2u.com" and "Theorient2u.com". In exchange for the four URL's, we issued CTek 800,000 shares of our common stock. The shares have been issued to CTek and CTek has transferred the four URL's to us.

         Richard Angelo Holmes.
         ----------------------
On November 25, 1999, we entered into a URL purchase agreement with Richard Angelo Holmes ("RAHolmes"), whereby we purchased from RAHolmes two URL's registered as "Things2u.com" and "Arrangements2u.com". In exchange for the two URL's, we agreed to issue RAHolmes 250,000 shares of our common stock. The shares have been issued to RAHolmes and RAHolmes has transferred the two URL's to us.

         Cybermall.
         ----------
On November 25, 1999, we entered into a URL purchase agreement with Cybermall Consulting Services Ltd., a Bahamian corporation ("Cybermall"), whereby we purchased from Cybermall, two URL's registered as "Website2u.com" and "Gourmet2u.com". In exchange for the two URL's, we issued Cybermall 500,000 shares of our common stock. The shares have been issued and Cybermall has transferred the four URL's to us.

         Part VIII.        Cardstakes.com, Inc. - Our Subsidiary.
         --------------------------------------------------------
On February 19, 1999, we caused PDTech.com, a Nevada corporation, to be formed as our subsidiary. On June 8, 1999, PDTech.com changed its name to CardStakes.com., Inc., ("CardStakes.com"). At the time CardStakes.com was incorporated, it was contemplated that founders would be issued founders shares in CardStakes.com in consideration for incorporating and initially financing CardStakes.com.

The Compte Agreement (described above) provides that we may grant sublicenses in the proprietary technology to third parties on terms agreeable to Compte De Sierge. On June 15, 1999, CardStakes.com became such a third party licensee.

Between June 15, 1999, and July 7, 1999, CardStakes.com issued 7,126,531 shares of its $.0001 par value common stock to us pursuant to a licensing agreement between us and CardStakes.com. Under the licensing agreement, Cardstakes.com purchased the right to utilize and exploit the technology necessary to sell greeting cards over the Internet (more particularly described in the Compte Agreement). On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of CardStakes.com's common stock for every eight (8) shares of our common stock. We issued a total of 2,199,779 shares of CardStakes.com's common stock to our shareholders. On September 10, 1999, and in consideration for the removal of the anti-dilution provision from

CardStakes.com's Articles of Incorporation (more particularly described in Item
12.5 of this Amendment No. 4), CardStakes.com issued an additional 2,000,000 shares of its common stock to us. Currently, we own a 59% interest in CardStakes.com. We valued the assets transferred to CardStakes.com at $1,470,000.00 based on our historical cost basis. Any and all assets acquired by CardStakes.com from us will be recorded in CardStakes.com's financial statements at our historical cost basis.

         The Greeting Card Industry.
         --------------------------
Based on our research, including, but not limited to, searching the Internet for similar operations, we believe that the Greeting Card Website maintained by CardStakes.com is the first Internet site to combine a greeting card and a scratch and win entry. CardStakes.com's cards feature special effects, animation, music, and custom design abilities. The cards at www.cardstakes.com can be sent free with or without a purchase while visiting any of the www.2uonline.com websites set up by us. Our websites offer products such as jewels, flowers, chocolates and original art. We anticipate that revenue will be generated from the sale of products at the www.2uonline.com websites.

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

On May 20, 1999, we commissioned the firm of Hall, Dickler, Kent, Freidman & Wood of New York, New York, to provide a legal opinion regarding the operation of the Internet greeting card scratch and win by our subsidiary, CardStakes.com. The opinion provided by Hall, Dickler, Kent, Freidman & Wood provided that the scratch and win activities proposed by CardStakes.com fall under the sweepstakes and promotions laws of the United States allowing residents of the United States to freely participate in sending and receiving CardStakes.com's electronic greeting card, while also enabling the recipient to play a scratch and win ticket for coupons and discounts. Hall, Dickler, Kent, Freidman & Wood concluded that the promotion conducted by CardStakes.com could be permissibly conducted in all United States jurisdictions.

         CardStakes.com's Electronic Greeting Card.
         ------------------------------------------
Customers of CardStakes.com can send animated, singing, speaking, personally customized, virtual cards over the Internet for free with or without a purchase from one of the 2uonline.com cybermall websites. The card contains a scratch and win ticket that offers discounts and/or coupons. The recipient has 30 days, from the date sent, to view and review his/her card as many times as they wish. After the initial 30 day period, the card will be deleted unless the recipient becomes a member of the Cardstakes.com website prior to the 30th day. Membership on the CardStakes.com website is free.


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


         Competition in the Greeting Card Industry.
         ------------------------------------------
Competition in the Internet greeting card industry is significant. Certain of CardStakes.com's competitors have more experience, seasoned management, name recognition, marketing capabilities and financial resources than CardStakes.com. CardStakes.com may also encounter increasing competition from new as well as existing Internet greeting card operations. CardStakes.com may also encounter indirect competition from companies selling greeting cards in the traditional storefront form. It is possible that increased competition could have a material adverse effect on CardStakes.com. Many of these competitors have greater financial and other resources, and more experience in the greeting card industry than Cardstakes.com. There can be no assurance that competitors have not or will not succeed in developing technologies that are more effective than any which that have been or are being developed by CardStakes.com or which would render the greeting card operations of CardStakes.com obsolete and non-competitive.

         Business Interruption; Reliance on Computer and Telecommunications Infrastructure.
         ------------------------------------------------------------------
Our success and the success of our subsidiary will be dependent in large part on our continued investment in sophisticated telecommunications and computer systems and computer software. If funds are available, we anticipate making significant investments in the acquisition, development, and maintenance of such technologies in an effort to remain competitive. We anticipate that such expenditures will be necessary on an on-going basis. Moreover, computer and telecommunication technologies are evolving rapidly and are characterized by short product lifecycles, which requires us to anticipate technological developments. There can be no assurance that we will be successful in anticipating, managing or adopting such technological changes on a timely basis or that we will have the capital resources available to invest in new technologies. In addition, Internet related business is highly dependent on computer and telecommunications equipment and software systems, the temporary or permanent loss of which, through physical damage or operating malfunction, could have a material adverse effect on our business.

          Part IX.         Employees.
          --------------------------
We currently have 4 part-time employees and 3 full-time employees. None of our employees are subject to any collective bargaining agreements. Each of our employees will be required, as a condition of employment, to execute an agreement not to disclose our trade secrets or other confidential information.


Item 2.  Description of Property.
---------------------------------

Property Held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

======================== ========================== ===========================
        Property             December 31, 1999             December 31, 2000
------------------------ -------------------------- ---------------------------

          Cash                   US$65,735                     US$9,121
======================== ========================== ===========================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. We do not own any real property. However, we do lease space from Holm Investments Ltd., a shareholder of the Company. We lease the space for a total of $2,050.00 a month. The term of the lease expires on August 1, 2003.


Item 3.  Legal Proceedings.
---------------------------

          LANSource Litigation.
          ---------------------
On or about April 15, 1999, a Statement of Claim, on behalf of the Company as Plaintiff, was issued by the Ontario Court, General Division. Also on or about April 15, 1999, that Statement of Claim was served on Defendant LANSource. As described in Item 1, we entered into a letter agreement with LANSource whereby we were to purchase a 12.5% interest in LANSource with an option to purchase an additional 38.5% interest. A formal agreement was to be finalized on or before March 31, 1999. The letter agreement provided that in the event a formal agreement was not consummated by March 31, 1999, the letter agreement would be null and void and LANSource would be permitted to retain all deposits made by us. In our complaint, we alleged that LANSource agreed to draft the final agreement in an expeditious manner. We also alleged that counsel for LANSource did not produce an agreement for review by us until March 25, 1999. Moreover, we alleged that, prior to our receipt of the proposed final agreement from counsel for LANSource, the proposed agreement had not been read or approved by LANSource, the agreement was incomplete and in need of substantial revisions, and that LANSource failed and neglected to provide the essential information necessary for a meaningful review of the proposed final agreement. We alleged that the Company had been damaged in the amount of $1,000,000.

In December 1999, we reached an out-of-court settlement with LANSource. On December 23, 1999, LANSource paid us US$143,930.91 and we released LANSource from any further liability. Except for the payment of funds and the related releases, there were no other material terms. Except for the relationships described herein, there are no other affiliations between us and LANSource.

         Slayton Litigation.
         -------------------
On June 13, 2000, a Statement of Claim, on behalf of the Company as Plaintiff, was filed in District Court, Clark County, Nevada and served on James E Slayton, Carolyn Slayton, and Dianne Bennitt as co-defendants. Our lawsuit contained the following allegations: (i) First Cause of Action - Damages for Negligence; (ii) Second Cause of Action - Damages for Deceit; (iii) Third Cause of Action - Breach of Contract; (iv) Fourth Cause of Action - Fraud; and (v) Fifth Cause of Action - Negligent Misrepresentation of Fact. In the complaint, we alleged that Defendant's committed professional malpractice in that they negligently prepared our financial statements and failed to adequately respond to comments by the Securities and Exchange Commission. However, on or about May 4, 2001, we dismissed the lawsuit without prejudice, reserving our right to re-file when, and if, we feel it is appropriate.

         Credit Card Processing.
         -----------------------
Within the Section entitled "Credit Card Processing" appearing on page 4 of this Amendment No. 4, we discuss our credit card processing activities. We are currently pursuing payment of chargebacks from clients for which we performed credit card processing activities. If we are unable to recover the fees and costs due from such clients, we plan to pursue legal action to collect the sums we believe we are owed.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. The Company is a reporting company with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information retarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

During the fiscal year ended December 31, 2000 the Company issued the following shares of common stock:

                                                Number of
Date Issued                Purchase Price       Shares Issued              Issued To
-----------------------  ------------------  -------------------  ------------------------
January 24, 2000              $0.25               50,000           J & S Overseas Holdings
January 26, 2000              $0.25               80,000           J & S Overseas Holdings
January 31, 2000              $0.25               50,000           Holm Investments
February 8, 2000              $0.25               50,000           J & S Overseas Holdings
February 9, 2000              $0.25               50,000           Holm Investments
February 11, 2000             $0.25               100,000          J & S Overseas Holdings
February 11, 2000             $0.25               50,000           Holm Investments
February 18, 2000             $0.25               100,000          Holm Investments
February 18, 2000             $0.25               50,000           J & S Overseas Holdings
February 24, 2000             $0.85               350,000          Bisell Investments
February 24, 2000             $0.85               350,000          Palisades Financial Ltd
February 24, 2000             $0.40               3,800,000        Rising Phoenix Development Group Ltd
February 24, 2000             $0.25               50,000           Holm Investments
February 28, 2000             $0.25               100,000          Holm Investments
March 2, 2000                 $0.25               50,000           Holm Investments
March 8, 2000                 $0.25               50,000           Holm Investments
March 17, 2000                $0.25               50,000           Holm Investments
March 24, 2000                $0.25               100,000          Holm Investments
March 31, 2000                $0.25               50,000           J & S Overseas Holdings
April 12, 2000                $0.25               50,000           Holm Investments
April 28, 2000                $0.25               50,000           J & S Overseas Holdings
August 10, 2000               $0.30               50,000           Conrado Beckerman
October 5, 2000               $0.25               40,000           J & S Overseas Holdings

All of the shares issued during the fiscal year 2000 were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

As of December 31, 2000 there were no stock options outstanding. However, warrants are outstanding to purchase 140,000 shares of our common stock at $.25 per share which warrants expire by their own terms on July 16, 2002, and warrants to purchase 210,000 shares of our common stock at a price of $.25 per share which warrants expire by their own terms on November 16, 2001.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-----------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources. At December 31, 2000, we had cash resources of US$9,121, total current assets of US$220,110 and total current liabilities of US$148,428. At December 31, 2000, total current assets exceeded total current liabilities by US$71,628. The cash and equivalents constitute our present internal sources of liquidity. We have two distinct external sources of liquidity, that being the sale of our registered stock.

Results of Operations. We have not yet realized any significant revenue from operations, nor do we expect to in the foreseeable future. Loss from operations increased from US$1,000.00 for the year ended December 31, 1997, to US$10,797 for the year ended December 31, 1998, to $4,201,051 for the year ended December 31, 1999. The net loss decreased to US$1,350,249 for the year ended December 31, 2000. Our losses from September 13, 1993 (inception), to December 31, 2000, were $5,563,097. Such losses were due primarily to the write-off of URL acquisitions costs a well as the write-down of URL's, the write-down of the technology license, website expenses, payment of consulting fees, management fees, and payment of fees for investor relations.

In order to address the going concern problem discussed in our financial statements, we will require additional cash. We will also require additional cash to implement our business strategies, including cash for:

    o    payment of increased operating expenses, and
    o further implementation of those business strategies. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability to operate as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Our Plan of Operation for the Next 12 Months. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

We do not anticipate any material expenditures within the next 12 months that will affect our liquidity. We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

         Exercise of Warrants.
         ---------------------
For the period beginning January 1, 2000, and ending December 31, 2000, a total of 1,170,000 warrants were exercised at a price of $0.25 per share. For further details, please refer to Item 13.

         Credit Card Processing.
         -----------------------
In or about December, 1999, we were approached by a number of clients looking for credit card processing sources. Because we had decided to focus on our "Internet" activities, we agreed in late December of 1999, to utilize our merchant account, beginning in early January 2000, to generate revenue from credit card processing. We made an offer whereby we would charge a 15% to 20% transaction fee on all approved credit card transactions as well as a 15% reserve to accommodate any charge backs and to minimize the element of risk to any possible reversals. This 15% reserve is a 6-month revolving reserve whereby the 1st month reserves (total of reserves held from day 1 to day 30/31 inclusive) are paid out in 6 months plus 1 day.

Furthermore, all approved credit card transactions are totaled on a daily basis. These daily totals are accumulated for payment on a weekly basis. Payment for Week One's approved credit card transactions are made on Friday of Week Four, a three-week hold back.

In or around November 2000, we began to receive a significant number of charge backs from our clients and the reserves held back were eliminated. On November 8, 2000, we were notified by MPact Immedia Transaction Services Ltd. ("MPact") that MPact was terminating our processing activities and in response, we instructed our clients that we would no longer be processing their transactions. We ceased all credit card processing activities for a period of six months to allow for any further charge backs. We do not know when, or if, we will resume our credit card processing services.

For the year ended December 31, 2000, we retained $98,425 in transaction fees, net of charge backs.

Item 7.  Financial Statements
-----------------------------




                               2U ONLINE.COM, INC.

                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUDITORS' REPORT
-------------------------------------------------------------------------------


To the Board of Directors and Stockholders of 2U Online.com, Inc.
(formerly Power Direct, Inc.)

We have audited the consolidated balance sheet of 2U Online.com, Inc. (a development stage company) as at December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows and changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.



                                                             LaBonte & Company

                                                         CHARTERED ACCOUNTANTS
Vancouver, B.C.
April 30, 2001



COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
-----------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated May 31, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                             LaBonte & Company

                                                         CHARTERED ACCOUNTANTS


Vancouver, B.C.
April 30, 2001

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      December 31,
                                                                                 2000              1999
--------------------------------------------------------------------- ---------------- -----------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $        9,121   $        65,735
   Taxes recoverable                                                              741             1,050
   Prepaids and deposits                                                            -            70,000
   Loan receivable                                                                  -            10,000
   Due from related party                                                       2,000             2,000
   Current portion of Service Contracts (Note 4)                              208,248                 -
--------------------------------------------------------------------- ---------------- -----------------
                                                                              220,110           148,875
--------------------------------------------------------------------- ---------------- -----------------

INVESTMENT IN ASDAR GROUP (Note 3)                                          1,744,868                 -
SERVICE CONTRACTS (Note 4)                                                    195,858                 -
TECHNOLOGY LICENSE (Note 5)                                                         -           600,000
FURNITURE AND EQUIPMENT, net of depreciation                                   25,125            27,014
WEBSITE DEVELOPMENT COSTS                                                     126,876           126,876
OTHER INTANGIBLE ASSETS                                                        35,189            35,189
INTEREST IN OIL & GAS PROPERTY (Note 6)                                             -           315,000
--------------------------------------------------------------------- ---------------- -----------------
                                                                       $    2,348,026   $     1,252,864
===================================================================== ================ =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $      103,812   $        50,300
   Loans payable                                                               30,000                 -
   Due to related company                                                      14,616                 -
--------------------------------------------------------------------- ---------------- -----------------

                                                                              148,428            50,300
--------------------------------------------------------------------- ---------------- -----------------

MINORITY INTEREST                                                                   -            75,217
--------------------------------------------------------------------- ---------------- -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value, 100,000,000 shares authorized                3,160             2,588
      2000 - 31,597,500, 1999 - 25,877,500 issued and outstanding
   Additional paid-in capital                                               7,979,513         5,557,585
   Deficit accumulated during the development stage                       (5,783,075)       (4,432,826)
--------------------------------------------------------------------- ---------------- -----------------

                                                                            2,199,598         1,127,347
--------------------------------------------------------------------- ---------------- -----------------

                                                                       $    2,348,026   $     1,252,864
===================================================================== ================ =================







        The accompanying notes are an integral part of these consolidated financial statements 2U

                              2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                September 13,
                                                                            Year ended         Year ended    1993 (Inception)
                                                                          December 31,  December 31, 1999     to December 31,
                                                                                  2000                                   2000
-------------------------------------------------------------------- ------------------ ------------------ -------------------
REVENUES
   Processing Fees (Note 8)                                           $         98,425   $              -   $          98,425
   Sale of Oil & Gas Interest                                                   47,501                  -              47,501
   Interest Income                                                               1,641                  -               1,641
-------------------------------------------------------------------- ------------------ ------------------ -------------------
                                                                               147,567                  -             147,567
-------------------------------------------------------------------- ------------------ ------------------ -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising and marketing                                                     8,548             46,757              55,305
   Depreciation                                                                  7,906              4,768              12,674
   Consulting fees                                                             153,571            557,103             710,674
   Investor relations                                                          172,352             15,772             188,124
   Management fees                                                              27,350            247,304             274,654
   Office and general                                                           70,232             73,406             155,435
   Professional fees                                                           121,799             80,619             202,418
   Stock-based compensation                                                          -            253,669             253,669
   Travel and accommodation                                                     42,987             88,976             131,963
   Wages and benefits                                                           59,350             12,310              71,660
   Website development costs                                                   218,806                  -             218,806
   Write-down of URL acquisition costs                                               -            662,646             662,646
   Write-down of URLs                                                                -            961,358             961,358
   Write-down of technology license                                            600,000          1,455,938           2,055,938
   Write-off of other assets                                                         -            145,186             145,186
-------------------------------------------------------------------- ------------------ ------------------ -------------------
                                                                             1,482,901          4,605,812           6,100,510
-------------------------------------------------------------------- ------------------ ------------------ -------------------

LOSS BEFORE THE FOLLOWING                                                  (1,335,334)         (4,605,812)         (5,952,943)
EQUITY LOSS FROM AFFILIATED COMPANY                                           (90,132)                  -            (90,132)
MINORITY INTEREST IN LOSS FOR THE PERIOD                                        75,217            404,761             479,978
-------------------------------------------------------------------- ------------------ ------------------ -------------------

NET LOSS FOR THE PERIOD                                               $    (1,350,249)   $     (4,201,051)  $      (5,563,097)
==================================================================== ================== ================== ===================

BASIC NET LOSS PER SHARE                                              $       (0.0440)   $        (0.2466)
==================================================================== ================== =================== ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  30,694,075         17,033,246
==================================================================== ================== =================== ==================









        The accompanying notes are an integral part of these consolidated financial statements 2U

                               2U ONLINE.COM,INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                     Deficit
                                                                                                   accumulated
                                                                                    Additional      during the
                                                         Number of                   Paid In       development
                                                           shares       Amount       Capital          stage           Total
------------------------------------------------------- ------------- ----------- --------------- --------------- --------------
Balance, September 30, 1993                                   10,000   $     100   $         900   $      (1,000)  $          -

Net loss for the years ended December 31, 1993
through 1997                                                       -           -               -               -              -

July 30,  1998 - changed  from  $.01 par value
to $.0001  par  value                                              -         (99)             99               -              -

July 30, 1998 - forward stock split 200:1                  1,990,000         199            (199)              -              -

October 21, 1998 - forward stock split 3:1                 4,000,000         400            (400)              -              -

Net loss for the year ended December 31, 1998                      -           -               -         (10,797)       (10,797)
------------------------------------------------------- ------------- ----------- --------------- --------------- --------------

Balance, December 31, 1998                                 6,000,000         600             400         (11,797)       (10,797)

January 6, 1999 - common stock issued for Rising             800,000          80         239,920               -        240,000
   Phoenix  finders' fee at $0.30 per share

January 6, 1999 - common stock issued for cash and           600,000          60         179,940               -        180,000
   management remuneration at $0.30 per share

January  28,  1999 - commons stock issued for services       600,000          60         215,940               -        216,000
at $0.36  per share

February 26, 1999 - common stock issued for services         500,000          50         179,950               -        180,000
at $0.36  per share

April 14, 1999 - common stock issued for cash (net of      7,127,500         713         899,787               -        900,500
   finance fee of $99,500) at $0.08 to $0.25 per share
   Less:  fair value of warrants issued on financing               -           -       (764,095)               -      (764,095)

April 14, 1999 - warrants issued on financing                      -           -         764,095               -        764,095

April 23, 1999 - stock-based compensation                          -           -         210,706               -        210,706

April 28, 1999 - common stock issued for technology          400,000          40         119,960               -        120,000
   licence  finder's fee at $0.30 per share

June 15, 1999 - common  stock issued for  technology       3,000,000         300         899,700               -        900,000
   license at  $0.30 per share

June 15,  1999 - common  stock  issued for  services          20,000           2           4,998               -          5,000
   at $0.25  per share

June 30,  1999 - common  stock  issued for  services         250,000          25          64,975               -         65,000
   at $0.26   per  hare

July 15, 1999 - warrants issued for URL purchase                   -           -         328,858               -        328,858

July 20, 1999 - common stock issued for cash on
   exercise of warrants at $0.30 per share                   800,000          80         239,920               -        240,000






        The accompanying notes are an integral part of these consolidated financial statements 2U

                               2U ONLINE.COM,INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2000


                                                                                                          Deficit
                                                                                                        accumulated
                                                                                          Additional     during the
                                                                Number of                   Paid In     development
                                                                  shares        Amount     Capital        stage         Total
-------------------------------------------------------------- ------------- ---------- ------------- ------------- ------------
September 1, 1999 - warrants issued for URL purchase                      -          -       220,146             -      220,146

September 1, 1999 - common stock issued for cash on exercise        100,000         10        29,990             -       30,000
   of warrants at $0.30 per share

October 14, 1999 - common  stock  issued for cash on exercise        40,000          4         9,996             -       10,000
of
   warrants at $0.25 per share

October 22, 1999 - stock-based compensation                               -          -        42,963             -       42,963

November 3, 1999 - common stock issued for cash on exercise         100,000         10        24,990             -       25,000
   of warrants at $0.25 per share

November 9, 1999 - common stock issued for technology             3,000,000        300       899,700             -      900,000
   license at $0.30 per share

November 15, 1999 - common stock issued for cash on exercise        200,000         20        49,980             -       50,000
   of warrants at $0.25 per share

November 19, 1999 - common stock issued for acquisition of          650,000         65       194,935             -      195,000
   URL's at $0.30 per share

November 24, 1999 - common stock issued for acquisition of          800,000         80       239,920             -      240,000
   URL's at $0.30 per share

November 25, 1999 - common stock issued for acquisition of          500,000         50       149,950             -      150,000
   URL's at $0.30 per share

November 25, 1999 - common stock issued for acquisition of          250,000         25        74,975             -       75,000
   URL's at $0.30 per share

November 29, 1999 - common stock issued for cash on exercise         40,000          4         9,996             -       10,000
   of warrants at $0.25 per share

December 6, 1999 - common stock issued for cash on exercise          50,000          5        12,495             -       12,500
   of warrants at $0.25 per share

December 9, 1999 - common stock issued for cash on exercise          50,000          5        12,495             -       12,500
   of warrants at $0.25 per share

Dividends paid                                                            -          -             -      (219,978)    (219,978)

Net loss for the year ended December 31, 1999                             -          -             -    (4,201,051)   4,201,051)
-------------------------------------------------------------- ------------- ---------- ------------- ------------- ------------
Balance, December 31, 1999                                       25,877,500      2,588     5,557,585    (4,432,826)   1,127,347







        The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                     Deficit
                                                                                                   accumulated
                                                                                       Additional  during the
                                                                  Number of              Paid In  development
                                                                    shares    Amount     Capital      stage       Total
-------------------------------------------------------------- ------------ --------- ---------- ------------- ----------
January 24, 2000 - common stock issued for cash on exercise         50,000         5     12,495             -     12,500
    of warrants at $0.25 per share

January 26, 2000 - common stock issued for cash on exercise         80,000         8     19,992             -     20,000
    of warrants at $0.25 per share

January 31, 2000 - common stock issued for cash on exercise         50,000         5     12,495             -     12,500
    of warrants at $0.25 per share

February 8, 2000 - common stock issued for cash on exercise         50,000         5     12,495             -     12,500
    of warrants at $0.25 per share

February 9, 2000 - common stock issued for cash on exercise         50,000         5     12,495             -     12,500
    of warrants at $0.25 per share

February 11, 2000 - common stock issued for cash on exercise       150,000        15     37,485             -     37,500
    of warrants at $0.25 per share

February 18, 2000 - common stock issued for cash on exercise       150,000        15     37,485             -     37,500
   of warrants at $0.25 per share

February 24, 2000 - common stock issued for services at $0.85      700,000        70    594,930             -    595,000
   per share

February  24, 2000 - common  stock issued for interest in oil    3,800,000       380   ,519,620             -   ,520,000
and
   gas property

February 24, 2000 - common stock issued for cash on exercise        50,000         5     12,495             -     12,500
    of warrants at $0.25 per share

February 28, 2000 - common stock issued for cash on exercise       100,000        10     24,990             -     25,000
   of warrants at $0.25 per share

March 2, 2000 - common stock issued for cash on exercise                           5     12,495             -     12,500
   of warrants at $0.25 per share

March 8, 2000 - common stock issued for cash on exercise            50,000         5     12,495             -     12,500
    of warrants at $0.25 per share

March 17, 2000 - common stock issued for cash on exercise           50,000         5     12.495             -     12,500
   of warrants at $0.25 per share

March 24, 2000 - common stock issued for cash on exercise          100,000        10     24,990             -     25,000
   of warrants at $0.25 per share

March 31, 2000 - common stock issued for cash on exercise           50,000         5     12,495             -     12,500
   of warrants at $0.25 per share





        The accompanying notes are an integral part of these consolidated financial statements

                                ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                       Deficit
                                                                                                     accumulated
                                                                                        Additional    during the
                                                              Number of                  Paid In     development
                                                               shares       Amount       Capital        stage           Total
---------------------------------------------------------- ------------- ----------- ------------- --------------- --------------
April 12, 2000 - common stock issued for cash on exercise        50,000           5        12,495               -         12,500
   of warrants at $0.25 per share

April 28, 2000 - common stock issued for cash on exercise        50,000           5        12,495               -         12,500
    of warrants at $0.25 per share

August 10 2000 - common stock issued for services at $0.30       50,000           5        14,995               -         15,000
    per share

October 5, 2000 - common stock issued for cash on exercise       40,000           4         9,996               -         10,000
    of warrants at $0.25 per share

Net loss for the year                                                                                 (1,350,249)    (1,350,249)
---------------------------------------------------------- ------------- ----------- ------------- --------------- --------------

Balance, December 31, 2000                                   31,597,500   $   3,160   $ 7,979,513   $ (5,783,075)   $  2,199,598
========================================================== ============= =========== ============= =============== ==============











        The accompanying notes are an integral part of these consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                    September 13,
                                                                                                                             1993
                                                                                   Year ended        Year ended    (Inception) to
                                                                                 December 31,      December 31,      December 31,
                                                                                        2000              1999               2000
---------------------------------------------------------------------------- ----------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $    (1,350,249)  $    (4,201,051)  $    (5,563,097)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                        7,906             4,768            12,674
  - consulting fees paid for with common shares                                        54,541           465,950           520,492
  - management fees paid for with common shares                                             -           224,000           224,000
  - investors relations fees paid for with common shares                              136,352                 -           136,352
  - stock-based compensation                                                                -           253,669           253,669
  - non-cash component of URL write-down                                                    -         1,179,004         1,179,004
  - write-down of technology license                                                  600,000         1,455,938         2,055,938
  - equity loss from Asdar Group                                                     (90,132)                 -          (90,132)
  - minority interest in loss for the period                                         (75,217)         (404,761)         (479,978)
---------------------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                                    (716,799)       (1,022,483)       (1,751,078)
  - net changes in working capital items                                              365,404            24,300           389,704
---------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH USED IN OPERATING ACTIVITIES                                                   (351,395)         (998,183)       (1,361,374)
---------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit                                                                                   -          (75,000)          (75,000)
  Technology license                                                                        -         (135,938)         (135,938)
  Acquisition of furniture and equipment                                              (9,301)          (31,782)          (41,083)
  Website development costs                                                                 -         (126,876)         (126,876)
  Other intangible assets                                                                   -           (5,189)           (5,189)
  Cash acquired on acquisition of Cardstakes.com, Inc.                                      -           210,000           210,000
---------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                  (9,301)         (164,785)         (174,086)
---------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Disposition of furniture and equipment                                               11,582                 -            11,582
  Advances to related party                                                                 -          (70,043)          (57,000)
  Net proceeds on sale of common stock                                                292,500         1,296,500         1,590,000
---------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                  304,082         1,226,457         1,544,582
---------------------------------------------------------------------------- ----------------- ----------------- -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (56,614)            63,489             9,121

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         65,735             2,246                 -
---------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $         9,121   $        65,735   $         9,121
============================================================================ ================= ================= =================

Other Significant Non-Cash Transactions During 2000, the Company issued the following:
---------------------------------------------------------------------------
350,000 shares at $.85 per share in exchange for a 2 year investor relations services contract.
350,000 shares at $.85 per share in exchange for a 5 year investment banking services contract.
50,000 shares at $.30 per share in settlement of website costs incurred by the Company.
3,800,000 shares at $.40 per share for the acquisition of an interest in the Wyoming Property.





        The accompanying notes are an integral part of these consolidated financial statements

2U ONLINE.COM, INC.
(formerly Power Direct, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries are in the development stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.


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

Technology license
The Company has capitalized the costs of acquiring its technology license from Compte De Sierge Accomodative Corp. (Note 5). At December 31, 1999 the Company recorded an impairment provision of $1,455,938 due to the uncertainty of recoverability of the carrying value and at December 31, 2000 the Company wrote off the balance of the carrying value due to uncertainty of recoverability.

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

2U ONLINE.COM, INC.
(formerly Power Direct, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
-------------------------------------------------------------------------------

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2000 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. As of December 31, 2000, there were 250,000 exercisable options and 1,520,000 common stock warrants that can be converted into a total of 1,770,000 shares of common stock. As these options and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Long-term Investments
The Company follows the equity method of accounting for its investments in companies in which it owns more than 20% and less than 50% and over which it exercises significant influence. Under this method, the Company includes its share of the earnings or losses of these affiliated companies. The share of losses for the three months ended December 31, 2000 amounted to $90,132.

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

2U ONLINE.COM, INC.
(formerly Power Direct, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

NOTE 3 - INVESTMENT IN ASDAR GROUP
-------------------------------------------------------------------------------

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

NOTE 4 - SERVICE CONTRACTS
-------------------------------------------------------------------------------

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell will provide investor relations services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock.
Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock.
At December 31, 2000 the prepaid portion of the service contracts totaled $404,106.

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

The Compte Agreement provided that the Company may grant sub-licenses in the proprietary technology on terms agreeable to Compte De Sierge. On June 15, 1999, the Company and CardStakes.com entered into a sub-licensing agreement whereby CardStakes.com acquired the worldwide exclusive sub-license to produce the Cardstakes.com website using the proprietary technology.

In exchange for the rights in the Compte Agreement, CardStakes.com issued to the Company 9,126,531 shares of CardStakes.com's $.0001 par value common stock representing a 59% controlling interest.

Due to the uncertainty of recoverability the Company has provided a full impairment provision for the carrying value of the license resulting in a loss of $600,000 for the year ended December 31, 2000.

NOTE 6 - INTEREST IN OIL & GAS PROPERTY
-------------------------------------------------------------------------------

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

The letter of intent specified that the Company must pay Rising Phoenix $75,000 and issue 3,800,000 shares of its common stock to Rising Phoenix and issue 800,000 common shares as a finders fee.

By agreement dated October 13, 2000 the Company sold all of its interest in the Wyoming Property to Asdar Group, a public company with a director in common for 5,000,000 restricted common shares of Asdar Group which have been recorded at the carrying value of the interest in the Wyoming Property.

2U ONLINE.COM, INC.
(formerly Power Direct, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK
-------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. As of December 31, 2000, no options had been exercised or forfeited and 1,250,000 options had expired. In addition, warrants are outstanding to purchase 610,000 common shares at a price of $.25 per share to July 15, 2001, and 910,000 common shares at a price of $.25 per share to November 15, 2001.

With respect to stock options granted to employees, the following pro-forma information is provided as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk0-free interest rate of 5%, an expected life of 1.5 years and an expected volatility of 126%.

                                                    2000               1999
                                               --------------------------------
     Net loss                                   $    902,249       $  4,201,051
     Pro-forma stock based compensation                    -       $     45,483
                                               --------------------------------

     Pro-forma net loss                         $    902,249       $  4,246,534
                                               --------------------------------

     Pro-forma basic net loss per share         $     0.0294       $     0.2493
                                               ================================

NOTE 8 - CREDIT CARD PROCESSING
-------------------------------------------------------------------------------

In mid-August, 1999, the Company had set up a merchant account for the processing of VISA and Mastercard transactions with MPact Immedia Transaction Services Ltd. The Company would be charged a transaction processing fee of 5.75% and a 6-month revolving reserve fund of 10% by MPact.

This processing account was set up initially to accommodate the purchase of the Company's Internet Greeting Cards. In early December 1999, with the management's decision to provide the Company's "Internet" Greeting cards at no cost to the consumer, the processing account was to be utilized solely for the purchase of merchandise from the 2U Online.com cybermall site.

In mid-December, 1999, the Company's management was approached by a number of clients looking for credit card processing sources and the Company's management agreed in late December of 1999, to utilize the Company's merchant account, beginning in early January 2000, to generate revenue from credit card processing. The Company made an offer whereby the above clients would be charged a 15% to 20% transaction fee on all approved credit card transactions as well as a 15% reserve to accommodate any charge backs and to minimize the element of risk to any possible reversals. This 15% reserve is a 6-month revolving reserve whereby the 1st month reserves are paid out in 6 months plus 1 day.

In November 2000, the Company began to receive a significant number of charge backs from its clients and the reserves held back were eliminated. On November 8, 2000 the Company was notified by Mpact Immedia Transaction Services Ltd. that it was terminating the processing activities and in turn, the Company instructed its clients it would no longer be processing their transactions. All card-processing activities were put on hold and the Company does not have a definite date to resume the card processing service.

NOTE 9 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company paid cash to directors for management fees totalling $27,350 for the year ended December 31, 2000.

During the year ended December 31, 2000, a company controlled by a significant shareholder received $104,873 for consulting and other services and reimbursement of expenses incurred on behalf of the Company.

At December 31, 2000 a total of $14,616 is owing to Asdar Group for cash advances. These advances are non-interest bearing and without specific terms of repayment.

2U ONLINE.COM, INC.
(formerly Power Direct, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

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

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

Changes in Registrant's Certifying Accountant pursuant to Item 304 (A) of Regulation S-B:

On May 17, 2000, we decided to terminate our relationship with our principal independent accountant, James E. Slayton, CPA. The decision to change accountants was approved by our Board of Directors. On June 13, 2000, a Statement of Claim, on behalf of the Company as Plaintiff, was filed in District Court, Clark County, Nevada and served on James E Slayton, Carolyn Slayton, and Dianne Bennitt as co-defendants. Our lawsuit contained the following allegations: (i) First Cause of Action - Damages for Negligence; (ii) Second Cause of Action - Damages for Deceit; (iii) Third Cause of Action - Breach of Contract; (iv) Fourth Cause of Action - Fraud; and (v) Fifth Cause of Action - Negligent Misrepresentation of Fact.

On or about May 4, 2001, we dismissed without prejudice, the lawsuit against Mr. Slayton. On May 17, 2000, we engaged the firm of Schvaneveldt & Company, 275 East South Temple Street, Suite 300, Salt Lake City, Utah 84111 as our new principal accountant. On or about September 9, 2000, our auditor, Darrell Schvanaveldt, passed away suddenly.

On or about September 21, 2000, Labonte & Co., chartered accountants, executed an engagement letter agreeing to act as our auditors. Laborte & Co. are our current auditors.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

======================================= ================= ======================== =================================
Name and Address                              Age         Position                 Term as Director
--------------------------------------- ----------------- ------------------------ ---------------------------------
Robert Klein                                   53         President/Director       From March 16, 2001 to present
4540 Woodgreen Place
West Vancouver, British Columbia
Canada  V7S 2V6
--------------------------------------- ----------------- ------------------------ ---------------------------------
Robert Waters                                    51       Director                 From March 30, 2001 to present
945 Marine Drive, Suite 911
West Vancouver, British Columbia
V7T 1A8
--------------------------------------- ----------------- ------------------------ ----------------------------------
Ferdinand Marehard                             72         Secretary/Treasurer      From October, 1998 to present
1270 Robson Street, Suite 406                             and Director
Vancouver, British Columbia V6E 3Z6
======================================= ================= ======================== =================================

Robert Klein is our President and a member of our Board of Directors. Mr. Klein graduated in 1971 from the University of Waterloo with a degree in Applied Math. Mr. Klein belongs to the Fellow of Canadian Securities Institute. From October 6, 1972 to May 30, 1982, Mr. Klein was a Vice President of Corporate Finance at Bond Street International Securities. From June 1, 1982 to January 31, 1988, he was on the Board of Directors of Yorkton Securities. From February 1, 1988 to January 31, 1989, he was on the Board of Directors of First Vancouver Securities. From February 1, 1989 to January 31, 1992, Mr. Klein was a salesman for Georgia Pacific Securities. From February 1, 1992 to the present, Mr. Klein has worked as a self-employed consultant.

Robert Waters is a member of our Board of Directors. In 1978, Mr. Waters graduated from the University of British Columbia in Vancouver with a degree in Political Science. In 1982, Mr. Waters graduated from York University in Toronto, Canada with a Masters in Business Administration. He also achieved a two-year course in Finance and Investment at Vancouver City College. From July 1982 to December 1982, Mr. Waters was a personal financial planner for Executive Financial Services, a financial planning firm. From January 1983 to September 1983, he was a manager at Nyco Group of Companies. From January 1984 to March 1984, he was a consultant with George S. May International, a management consulting firm. From April 1984 to September 1984, Mr. Waters was a Vice President at Globe Business Consultants, a management consulting firm. From November 1984 to March 1988, Mr. Waters was a stock broker for Levesque Securities National Bank Financial, a brokerage firm. From March 1985 to October 1988, he was an instructor at The Canadian Securities Institute, a firm which provided licensing for stock brokers. From May 1985 to February 1987, Mr. Waters was an instructor on taxation and personal financial planning at Langara College. From March 1988 to November 1988, he was a stockbroker for Davidson Partners, a brokerage firm. From December 1988 to November 1989, he was a stockbroker for Pacific International Securities, a brokerage firm. From December 1989, to September 1998, Mr. Waters was a stock broker for Georgia Pacific Securities, a brokerage firm. From September 1998 to July 1999, he provided consulting services to Business Development, a business consulting firm. From September 1999 to September 2000, he provided Las Vegas from home.com services related to public and broker relations and financial analysis. From March 2000 to the present, Mr. Waters has been the President of Global Performance Capital, an investor relations firm. From September 2000 to the present, Mr. Waters has been the President of ASDAR Group.

Ferdinand Marehard is our Secretary, Treasurer and a member of our Board of Directors. Mr. Marehard was the president of West-Mar Resources Ltd. ("West-Mar") from 1984 through 1994, during which time he managed West-Mar's participation in various foreign and domestic gas and oil leases. In 1985, Mr. Marehard managed West-Mar's participation in the development of six gas wells in Indiana, and also participated in negotiations for the acquisition of a 1,200,000 acre oil concession in Liberia, West Africa. In 1986 he acquired, on behalf of West-Mar, a 5% working interest on 40,000 acres in Adams County, Indiana. From 1990 through 1994 he participated in drilling and developing a horizontal well and in waterflood oil production in Texas. He also acquired, on behalf of West-Mar, 17,000 acres of gas and oil leases in the state of Washington. From 1975 through 1981 Mr. Marehard was the president of Hesca Resources Corp., Ltd.; from 1982 through 1984 he was the president of Demus Petro Corporation; and from 1979 through 1984 he was the president of Mar-Gold Resources, Ltd. These entities participated in the oil and gas industry and the mining industry. During this period, Mr. Marehard had a broad range of management duties for these companies, including oversight of drilling and production of oil wells in Kentucky, Texas and Utah. He also negotiated the acquisition of several properties in the Greenwood-Grandforks gold camp and negotiated financing for the various company operations. Mr. Marehard has experience in prospecting, including examination of property in the field. He has supervised placer gold leases in the Yukon and has identified and negotiated for silver, lead, zinc and copper bearing property on Vancouver Island, British Columbia. He has experience in mining and exploration for precious and base metals in British Columbia, the Yukon, the Northwest Territories and the United States.

None of the above listed persons share any familial relationship. Other than the persons listed above, there are no significant employees expected by us to make a significant contribution to our business. All of our directors serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of our Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Klein, Mr. Waters or Mr. Marehard from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft, nor are Mr. Klein, Mr. Waters, or Mr. Marehard the officers or directors of any corporation or entity so enjoined.

In or around October 1997, Rising Phoenix, of which Mr. Klein is an officer, director and shareholder, was the subject of an investigation by the Vancouver Stock Exchange. Rising Phoenix withdrew its listing from the Vancouver Stock Exchange and there was no final adjudication of the matter. However, the Vancouver Stock Exchange did decree that the current officers of Rising Phoenix were unacceptable.

Mr. Waters was investigated by the Disciplinary Executive Committee of the Vancouver Stock Exchange which concluded that Mr. Waters was responsible for a securities infraction while working for Pacific International Securities. Specifically, The Committee determined that Mr. Waters had entered into an improper financial deal with his client.

Section 16(a) Beneficial Ownership Reporting Compliance. All of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Executive Compensation. Specified below, in tabular form, is the aggregate annual remuneration of our Chief Executive Officer and the four (4) most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year. Our officers are reimbursed for expenses incurred on our behalf.

As of December 31, 2000, we had paid Jack Sha, our former President and director, compensation in the following amounts:

========================== =============================== ======================================
Name of Individual or      Capacities in which                       Aggregate Remuneration
Identity of Group          Remuneration was received               For 1998 For 1999 For 2000
-------------------------- ------------------------------- --------------------------------------
Jack Sha                   (former) President                        $0.00 $9,200 $21,084.00
========================== =============================== ======================================

Directors' Compensation. Our directors do not receive compensation in their capacities as directors. However, our directors are reimbursed for expenses incurred on behalf of us.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

-------------------- ------------------------------------------ ---------------------- ------------------
Title of Class       Name of Beneficial Owner                   Amount and Nature of    Percent of Class
--------------       ------------------------                   Beneficial Owner        ----------------
                                                                ----------------
-------------------- ------------------------------------------ ---------------------- ------------------

Common Stock         Compte De Sierge                                   5,560,000                17.6%
                     Accomodative Corp.(1)
-------------------- ------------------------------------------ ---------------------- ------------------

Common Shares        Rising Phoenix Development Group, Ltd.             3,800,000               12.29%

-------------------- ------------------------------------------ ---------------------- ------------------
Common Stock         CEDE & Co.
                     The Depository Trust Co.                           18,162,375               57.5%
                     P.O. Box 222 Bowling Green Station
                     New York, New York 10274
-------------------- ------------------------------------------ ---------------------- ------------------

(1) The beneficial owner of Compte De Sierge is Mario Vargas Barguil, Esq. Mr. Barguil's address is Ingram, Carles Orillana y Guardia, Edifico Marbella Tower II, Calle 54 Obarrio, Planta Baja, Local #2, Panama City, Panama.

Security Ownership by Management. As of December 31, 2000, none of our directors and principal executive officers beneficially owned any of our common stock.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions.

         Rising Phoenix Development Group Ltd.
         -------------------------------------
The share certificate has not been delivered to Rising Phoenix because the management of Rising Phoenix stated that they intended to redistribute the 3,800,000 shares to Rising Phoenix's shareholders. In this regard, Rising Phoenix requested that we retain the share certificate until a Registration Statement registering those shares is filed and becomes effective.

As specified above, on January 15, 1999, we signed a letter of intent to acquire all of the corporate assets of Rising Phoenix Development Group, Ltd. (previously defined as "Rising Phoenix") in exchange for 3,800,000 shares of our common stock and seventy-five thousand dollars (US$75,000).

The President of Rising Phoenix, Robert Klein, was appointed to our Board of Directors on February 1, 1999. Mr. Klein resigned from our Board of Directors early in March 1999, citing personal reasons. On March 16, 2001, Mr. Klein was again appointed to our Board of Directors.

         Allstar Energy Limited.
         -----------------------
Mr. Dan Drobot, the authorized signatory and agent representing Allstar Energy Limited, is also the authorized signatory and agent representing Jord-Ash Enterprises Ltd., our former joint venture partner in the Alberta Gas Project. Mr. Drobot initiated and finalized the sale of our interest in the Alberta Gas Project to Allstar Energy Limited.

         Asdar Group & LAK Ranch Oil Project in Wyoming.
         -----------------------------------------------
Jack Sha, our former President and director, was nominated and appointed to the Board of Directors of ASDAR Group, ("Asdar") on March 17, 2000. Jack Sha did not take part in the vote by Asdar's Board of Directors to accept or reject the acquisition of the LAK Ranch Oil Project from us. We share office space with Asdar. Robert Klein, our current President and a member of our Board of Directors, is a member of Asdar's Board of Directors.

         CardStakes.com.
         ---------------
As of December 31, 2000, we had advanced a total of US$692,675.20 to our subsidiary CardStakes.com to pay for operating expenses. We have not yet negotiated repayment terms. However, we anticipate that repayment of such funds will be contingent on CardStakes.com's results of operations. The outstanding amount due to us bears no interest.

         Cardstakes.com - Anti-Dilution Provision.
         -----------------------------------------
In anticipation of the issuance of shares pursuant to the license agreement we entered into with our subsidiary, CardStakes.com, CardStakes.com amended its Articles of Incorporation to include an Anti-Dilution Provision providing for the continuous and nondilutable 51% ownership of CardStakes.com by us. In September 1999, CardStakes.com that the Anti-Dilution Provision would be removed from CardStakes.com's Articles of Incorporation. As consideration for the removal of the Provision, CardStakes.com agreed to issue us 2,000,000 shares of its common stock. On September 10, 1999, CardStakes.com's then President and Secretary executed a Certificate of Amendment to CardStakes.com's Articles of Incorporation removing the Anti-Dilution Provision.

         Holm Investments Ltd & R. Angelo Holmes.
         ----------------------------------------
We have the following relationships with R. Angelo Holmes, the beneficial owner of Holm Investments Ltd ("Holm"):

    o Holm provided management consulting services to us for which we issued Holm 600,000 shares of our common stock. Specifically, Holm advised us on money management and asset acquisition. We valued those services at US$216,000.00.
    o    We purchased URL's from both Holm Investments Ltd. and R. Angelo
         Holmes.
    o    We lease office spaces from Holm.
    o We issued options to R. Angelo Holmes to purchase 300,000 shares of our common stock.

         May Joan Liu.
         -------------
We have the following relationships with May Joan Liu:

    o May Joan Liu provided consulting services to us for which we issued to May Joan Liu 250,000 shares of our common stock. Specifically, May Joan Liu advised us on financial matters, marketing and promotion of our websites and assistance in public relations. We valued those services at US$65,000.00.
    o    We purchased URL's from May Joan Liu.
    o We issued options to May Joan Liu to purchase 600,000 shares of our common stock.

         Future Related Party Transactions.
         ----------------------------------
Although we have not yet formally adopted a policy for the resolution of conflicts regarding related party transactions, we do anticipate that we will fully disclose any and all related party transactions, including, but not limited to,

    o    disclosing such transactions in prospectus' where required;
    o disclose in any and all filings with the Securities and Exchange Commission, where required;
    o    obtain uninterested directors consent;
    o obtain shareholder consent where required; and (v) take any and all other action required by relevant law and /or our governing documents

Transactions with Promoters. On January 28, 2000, we entered into an agreement with Bisell Investments, Inc. ("Bisell"), with a 2-year term, whereby Bisell agreed to provide us with investor relation services for five (5) years in exchange for 350,000 shares of our common stock.

On January 28, 2000, we entered into an agreement with Palisades Financial Ltd. ("Palisades"), with a 5-year term, whereby Palisades agreed to provide us with investment banking services for two (2) years in exchange for 350,000 shares of our common stock.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

         (a) Exhibits.
                  None.

         (b) Reports on Form 8-K.
                  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 1, 2001.

                                    2U Online.com, Inc.,
                                    a Delaware corporation

                                    By: /s/ Robert Klein
                                    ---------------------------------
                                            Robert Klein
                                    Its:    President and a Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert Klein                             September 1, 2001
------------------------------------
Robert Klein
President and a Director

/s/ Robert Waters                             September 1, 2001
------------------------------------
Robert Waters
Director

/s/ Ferdinand Marehard                        September 1, 2001
------------------------------------
Ferdinand Marehard
Secretary, Treasurer and a Director