Form 10QSB
period 2001-03-31
2U ONLINE COM INC
filed 2001-10-16
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from                       to
                                 ----------------------    --------------------

Commission File Number:0-26101

                               2U ONLINE.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             52-2132622
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2001, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

ITEM 1.  Financial Statements








                               2U ONLINE.COM, INC.

                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                     March  31,       December 31,
                                                                        2001              2000
----------------------------------------------------------------- ---------------- -----------------
                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                           $       14,113   $         9,121
    Taxes recoverable                                                       2,690               741
    Due from related party (Note 6)                                         2,000             2,000
    Current Portion of Service Contracts (Note 4)                         195,853           208,248
----------------------------------------------------------------- ---------------- -----------------
                                                                          214,656           220,110
----------------------------------------------------------------- ---------------- -----------------

INVESTMENT IN ASDAR GROUP (Note 3)                                      1,644,264         1,744,868
SERVICE CONTRACTS (Note 4)                                                156,191           195,858
FURNITURE AND EQUIPMENT, net of depreciation                               26,252            25,125
WEBSITE DEVELOPMENT COSTS                                                 126,876           126,876
OTHER INTANGIBLE ASSETS                                                    35,189            35,189
----------------------------------------------------------------- ---------------- -----------------
                                                                   $    2,203,428   $     2,348,026
================================================================= ================ =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                        $       94,116   $       103,812
   Loans payable                                                           30,000            30,000
     Due to Related Party (Note 6)                                         95,526            14,616
----------------------------------------------------------------- ---------------- -----------------

                                                                          219,642           148,428
----------------------------------------------------------------- ---------------- -----------------



STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value, 100,000,000 shares authorized            3,160             3,160
     2001 - 31,597,500, 2000 - 31,597,500 issued and outstanding
   Additional paid-in capital                                           7,979,513         7,979,513
   Deficit accumulated during the development stage                    (5,998,887)       (5,783,075)
----------------------------------------------------------------- ---------------- -----------------

                                                                        1,983,786         2,199,598
----------------------------------------------------------------- ---------------- -----------------

                                                                   $    2,203,428      $  2,348,026
================================================================= ================ =================
  CONTINGENCIES (Note 1)







    The accompanying notes are an integral part of these interim consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months      Three Months     September 13,
                                                        ended March 31,   ended March 31,              1993
                                                              2001              2000         (Inception) to
                                                                                             March 31, 2001
------------------------------------------------------ ----------------- ----------------- -----------------
                                                            (unaudited)       (unaudited)       (unaudited)
REVENUES
  Processing Fees                                       $             -   $        42,286   $        98,425
  Sale of Oil & Gas Interest                                          -                 -            47,501
  Interest Income                                                 1,138                 -             2,279
------------------------------------------------------ ----------------- ----------------- -----------------
                                                                  1,138            42,286           148,705
------------------------------------------------------ ----------------- ----------------- -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising and marketing                                          -             4,876            55,305
   Depreciation                                                   2,067             1,595            14,741
  Consulting fees                                                14,875            43,891           710,674
   Investor relations                                            37,188            70,708           240,187
   Management fees                                                6,000            12,070           280,654
   Office and general                                            23,498            52,861           178,933
   Professional fees                                              7,085            29,693           209,503
   Stock based compensation                                           -                 -           253,669
   Travel and accommodation                                       8,681            13,634           140,644
   Wages and benefits                                            15,709            12,071            87,369
   Website development costs                                      1,243           218,806           220,049
  Write-down of URL acquisition costs                                 -                 -           662,646
  Write-down of URLs                                                  -                 -           961,358
  Write-down of technology license                                    -                 -         2,055,938
  Write-off of other assets                                           -                 -           145,186
------------------------------------------------------ ----------------- ----------------- -----------------
                                                                116,346           241,399         6,216,856
------------------------------------------------------ ----------------- ----------------- -----------------

 LOSS BEFORE THE FOLLOWING                                    (115,208)         (199,113)       (6,068,151)
 EQUITY LOSS FROM AFFILIATED COMPANY                          (100,604)                 -         (190,736)
 MINORITY INTEREST IN LOSS FOR THE PERIOD                             -            24,552           479,978
------------------------------------------------------ ----------------- ----------------- -----------------

 NET LOSS FOR THE PERIOD                                    $ (215,812)       $ (174,561)     $ (5,778,909)
====================================================== ================= ================= =================

 BASIC NET LOSS PER SHARE                                   $  (0.0067)      $   (0.0062)
====================================================== ================= ================= =================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  30,703,938        28,118,056
====================================================== ================= ================= =================








    The accompanying notes are an integral part of these interim consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months     Three Months     September 13,
                                                                              ended March 31,      ended March              1993
                                                                                    2001            31, 2000      (Inception) to
                                                                                                                  March 31, 2001
---------------------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                                  (unaudited)      (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $      (215,812)  $     (174,561)   $   (5,778,909)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                        2,067            1,595            14,741
   - consulting fees paid for with common shares                                       14,875                -           535,367
   - management fees paid for with common shares                                            -                -           224,000
   - investors relations fees paid for with common shares                              37,188           34,708           173,540
   - stock-based compensation                                                               -                -           253,669
   - non-cash component of URL write-down                                                   -                -         1,179,004
   - write-down of technology license                                                       -                -         2,055,938
   - equity loss from investment in securities                                      (100,604)                -         (190,736)
   - minority interest in loss for the period                                               -         (24,552)         (479,979)
---------------------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                                    (262,286)        (162,810)       (2,013,365)
   - net changes in working capital items                                             189,562          124,691           579,266
---------------------------------------------------------------------------- ----------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 (72,724)         (38,119)       (1,434,099)
---------------------------------------------------------------------------- ----------------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                                                                 -                -          (75,000)
    Technology license                                                                      -                -         (135,938)
  Acquisition of furniture and equipment                                              (3,194)          (3,562)          (44,277)
  Website development costs                                                                 -         (63,827)         (126,876)
    Other intangible assets                                                                 -                -           (5,189)
    Cash acquired in acquisition of Cardstakes.com, Inc.                                    -                -           210,000
---------------------------------------------------------------------------- ----------------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                  (3,194)         (76,387)         (177,280)
---------------------------------------------------------------------------- ----------------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Disposition of furniture and equipment                                                   -           11,582            11,582
   Advances /from related party                                                        80,910                -          (23,910)
  Net proceeds on sale of common stock                                                      -          257,500         1,590,000
---------------------------------------------------------------------------- ----------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                   80,910          269,082         1,625,492
---------------------------------------------------------------------------- ----------------- ---------------- -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   4,992          163,574            14,113

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          9,121           65,735                 -
---------------------------------------------------------------------------- ----------------- ---------------- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                              $        14,113          229,309   $        14,113
============================================================================ ================= ================ =================






          The accompanying notes are an integral part of these interim consolidated financial statements.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
-------------------------------------------------------------------------------
                                   (unaudited)


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries are in the development stage, have not generated any significant revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly these factors raise substantial doubt as to the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.


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

Intangible Assets
Intangible assets consist of license fees and acquisition costs of Universal Resource Locators ("URL's"). The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life with the net carrying value of the asset.

Furniture and Equipment
Furniture and equipment is carried at acquisition cost less accumulated depreciation on a 30% declining balance basis.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
-------------------------------------------------------------------------------
                                   (unaudited)
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-------------------------------------------------------------------------------


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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. As of March 31, 2001, there were 250,000 exercisable options and 1,520,000 common stock warrants that can be converted into a total of 1,770,000 shares of common stock. As these options and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Long-term Investments
The Company follows the equity method of accounting for its investments in companies in which it owns more than 20% and less than 50% and over which it exercises significant influence. Under this method, the Company includes its share of the earnings or losses of these affiliated companies. The share of losses for the three months ended March 31, 2001 amounted to $100,604.

Recent Accounting Pronouncements
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has not yet determined what impact, if any; the implementation of this standard will have on its financial statements.

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


NOTE 3 - INVESTMENT IN ASDAR GROUP
-------------------------------------------------------------------------------

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with ASDAR Group, a Nevada Corporation ("ASDAR"). Pursuant to the Agreement, ASDAR purchased all of the Registrant's title and interest in the Wyoming Property. In exchange, ASDAR issued 5,000,000 shares of its common stock to the Company, representing approximately a 48% interest in ASDAR. The President and a director of the Company is a director of ASDAR. In addition, a shareholder of the Company was issued 475,000 shares of ASDAR's common stock as a finder's fee for services relating to the agreement.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
-------------------------------------------------------------------------------
                                   (unaudited)
-------------------------------------------------------------------------------


NOTE 4 - SERVICE CONTRACTS
-------------------------------------------------------------------------------

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell will provide investor relations services to the Company (valued at $297,000) in exchange for 350,000 shares of the Company's common stock.

Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment banking services to the Company (valued at $297,000) in exchange for 350,000 shares of the Company's common stock.

At March 31, 2001 the prepaid portion of the service contracts totaled $352,044

NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. As of March 31, 2001, no options had been exercised or forfeited and 1,250,000 options had expired. In addition, warrants are outstanding to purchase 610,000 common shares at a price of $.25 per share to July 15, 2001 and 910,000 common shares at a price of $.25 per share to November 15, 2001.

 With respect to stock options granted to employees, the following pro-forma information is provided as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of 1.5 years and an expected volatility of 126%.

                                                         2001            2000            1999
                                                  -------------------------------------------------
         Net Loss                                 $    215,812       $  1,350,249      $  4,201,051
         Pro-forma stock based compensation                  -                  -      $     45,483
                                                  -------------------------------------------------

         Pro-forma net loss                       $    215,812       $  1,350,249      $  4,246,534
                                                  -------------------------------------------------

         Pro-forma basic net loss per share       $     0.0070       $     0.0440      $     0.2493
                                                  =================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

The Company paid cash to a former director for a salary totalling $12,000 for the three months ended March 31, 2001.

During the three months ended March 31, 2001, a company controlled by a significant shareholder received $13,963 as reimbursement of expenses incurred on behalf of the Company and earned $14,875 pursuant to an investment banking services contract (note 4).

At March 31, 2001 a total of $2,000 is due from an officer of the Company.

At March 31, 2001 a total of $95,526 is owing to Asdar Group for cash advances. These advances are non-interest bearing and without specific terms of repayment.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
-------------------------------------------------------------------------------
                                   (unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 - Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

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

Our Business. We were incorporated in 1993 as Power Direct, Inc., and we changed our name to 2U Online.com, Inc. on January 31, 2000. The name was changed to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development.

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

In November, 2000, we began to receive a significant number of chargebacks from our clients and the reserves held back were eliminated. On November 8, 2000, we were notified by Mpact that they were terminating our processing activities and in response, we instructed our clients that we would no longer be processing their transactions. We have ceased all credit card processing activities for a period of six months to allow for any further charge backs. We do not know when, or if, we will resume our credit card processing services.

We hope to eventually operate a cybermall comprised of multiple Internet sites offering consumers a variety of unique online services, including, but not limited to, e-mail greeting cards featuring scratch-and-win coupons and discounts. Our proposed websites will offer other products, including, but not limited to, jewelry, flowers, chocolate and original art.

In addition to the Internet activities of our subsidiary (described above), we are currently developing our own websites aimed at the Far East markets. We will utilize programs such as Macromedia Generator, Custom Java Servlets and Microsoft SQL Server to develop our online presence. Our current project in development is a website which we anticipate will provide a comprehensive job finding and casting portal to be delivered over the Internet using Macromedia Flash content. We will be hosting this website from our Vancouver facilities.

Our Subsidiary--CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the quarter ending March 31, 2001, except for the maintenance and development of its website.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the quarter ending March 31, 2001.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the quarter ending March 31, 2001.


Liquidity and Capital Resources. As at March 31, 2001, we had total assets of $2,203,428 including cash resources of $14,113, taxes recoverable of $2,690, $2,000 due from a related party, and $195,853 represented by the current portion of service contracts (See Note 4 to attached financial statements). We also had $1,644,264 which is represented by an investment in Asdar Group, $156,191 for service contracts, $126,876 for website development costs and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At March 31, 2001, we had current liabilities of $219,642 of which $94,116 was represented by accounts payable and accrued liabilities, $30,000 represented by a loan payable and $95,526 due to a related party. At March 31, 2001, we had $214,656 in current assets. At March 31, 2001, current liabilities exceeded current assets by $4,986.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in any material way. We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time. Should these resources prove to be insufficient, we will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Results of Operations. We have not yet realized any significant revenue from operations. For the quarter ending March 31, 2001, we had $116,346 in general and administrative expenses including, but not limited to, expenses for consulting fees, investor relations and office and general expenses. Net losses from operations for the quarter ending March 31, 2001, were $215,812 compared to a $174,561 net loss for the same period in the year 2000. Our net loss for the quarter ended March 31, 2001 includes a $100,604 equity loss from Asdar Group using the equity method of accounting. As of March 31, 2001 we had suffered net losses of $5,778,909 since our inception on September 13, 1993.

Our Plan of Operation for the Next Twelve Months. We do not expect to realize any significant revenue from operations in the next twelve months. Our plan of operation is materially dependent on our ability to generate revenues. We have begun development of several of our e-commerce websites, and anticipate they will become fully operational by the first quarter of 2002.

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

TEM 3.   Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

------------------------- ------------------- ------------------ --------------
Property                  December 31, 1999   December 31, 2000  March 31, 2001
------------------------- ------------------- ------------------ --------------
Cash and cashEquivalents  $65,735.00          $9,121.00          $14,113.00
------------------------- ------------------- ------------------ --------------

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate nor do we own any inventory or equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

On June 13, 2000, a lawsuit was filed and served on James E. Slayton, Carolyn Slayton, and Dianne Bennitt as co-defendants. In the complaint, the Company alleged that Defendant's committed professional malpractice in that they negligently prepared our financial statements and failed to adequately respond to comments by the Securities and Exchange Commission. However, on May 4 2001, we dismissed the lawsuit without prejudice, reserving our right to re-file when, and if, we feel it is appropriate.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British
Columbia, Canada, on September    , 2001.

2U Online.com, Inc.,
a Delaware corporation

By:       /s/ Robert Klein
         -------------------
         Robert Klein
Its:     President