Form 10QSB
period 2001-06-30
2U ONLINE COM INC
filed 2001-10-16
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------  --------------------

Commission File Number:
                        ------------

                               2U ONLINE.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             52-2132622
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada     V6E 4N5
---------------------------------------------------------------------  --------
(Address of registrant's principal executive offices)                 (Zip Code)


                                  604.664.0484
                                  ------------
              (Registrant's Telephone Number, Including Area Code)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2001, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

ITEM 1.  Financial Statements





                               2U ONLINE.COM, INC.

                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                    INTERM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                                   (Unaudited)








CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,        December
                                                                                      2001          31, 2000
----------------------------------------------------------------------------- ---------------- -----------------
                                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                                       $        4,156   $         9,121
    Taxes recoverable                                                                   3,158               741
    Accounts Receivable                                                                 1,980                 -
    Prepaids and deposits                                                                                     -
                                                                                        2,500
    Due from related parties                                                            2,000             2,000
    Current Portion of Service Contracts (Note 4)                                     146,271           208,248
----------------------------------------------------------------------------- ---------------- -----------------
                                                                                      160,005           220,110
----------------------------------------------------------------------------- ---------------- -----------------

INVESTMENT IN ASDAR GROUP (Note 3)                                                  1,537,174         1,744,868
SERVICE CONTRACTS (Note 4)                                                            153,710           195,858
FURNITURE AND EQUIPMENT, net of depreciation                                           24,311            25,125
WEBSITE DEVELOPMENT COSTS                                                             126,876           126,876
OTHER INTANGIBLE ASSETS                                                                35,189            35,189
----------------------------------------------------------------------------- ---------------- -----------------
                                                                               $    2,037,325   $     2,348,026
============================================================================= ================ =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $                $       103,812
                                                                                      100,116
   Loans payable                                                                                         30,000
                                                                                       30,000
     Due to Related Parties (Note 6)                                                  137,325            14,616
----------------------------------------------------------------------------- ---------------- -----------------
                                                                                      267,441           148,428
----------------------------------------------------------------------------- ---------------- -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value, 100,000,000 shares authorized                        3,160             3,160
      2001 - 31,597,500, 2000 - 31,597,500 issued and outstanding
   Additional paid-in capital                                                       7,979,513         7,979,513
   Deficit accumulated during the development stage                                (6,212,789)       (5,783,075)
----------------------------------------------------------------------------- ---------------- -----------------

                                                                                    1,769,884         2,199,598
----------------------------------------------------------------------------- ---------------- -----------------

                                                                               $    2,037,325   $     2,348,026
============================================================================= ================ =================
CONTINGENCIES (Note 1)




              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  September
                                                                                                                   13, 1993
                                                  Three Months    Three Months     Six Months      Six Months    (Inception)
                                                  ended June      ended June 30,   ended June      ended June    to June 30,
                                                   30, 2000           2001          30, 2000        30, 2001         2001
------------------------------------------------ -------------- ----------------- -------------- --------------- --------------
REVENUES
Processing Fees                                   $     74,305   $             -   $    116,591   $           -   $     98,425
Sale of Oil & Gas Interest                                   -                 -              -               -         47,501
Interest Income                                              -                84              -           1,222          2,864
------------------------------------------------ -------------- ----------------- -------------- --------------- --------------
                                                        74,305                84                          1,222        148,790
------------------------------------------------ -------------- ----------------- -------------- --------------- --------------

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing                                3,047                 -          7,923               -         55,305
Depreciation                                             2,030              1941          3,625           4,008         16,682
Consulting fees                                         18,086            15,718         61,977          30,593        741,267
Investor relations                                      52,062            37,187        122,770          74,375        262,499
Management fees                                         15,167             6,000         27,237          12,000        286,654
Office and general                                      11,344            15,662         64,206          39,000        194,595
Professional fees                                       46,293            14,653         75,986          21,738        224,156
Stock based compensation                                     -                 -              -               -        253,669
Travel and accommodation                                12,841             2,223         26,475          10,904        142,867
Website Development Costs                                    -                 -              -            1243        220,049
Wages and benefits                                      15,166            13,512         27,237          29,221        100,881
Write-down of URL acquisition costs                          -                 -              -               -        662,646
Write-down of URLs                                           -                 -              -               -        961,358
Write-down of technology license                             -                 -              -               -      2,055,938
Write-off of other assets                                    -                 -              -               -        145,186
------------------------------------------------ -------------- ----------------- -------------- --------------- --------------
                                                       176,036           106,896        417,436         223,243      6,323,753
------------------------------------------------ -------------- ----------------- -------------- --------------- --------------

LOSS BEFORE THE FOLLOWING                             (101,731)         (106,812)      (300,845)       (222,020)    (6,174,963)
EQUITY LOSS FROM AFFILIATED COMPANY                          -          (107,090)             -        (207,694)      (297,826)
MINORITY INTEREST IN LOSS FOR THE PERIOD                (6,864)                -         17,688               -        479,978
------------------------------------------------ -------------- ----------------- -------------- --------------- --------------

NET LOSS FOR THE PERIOD                           $   (108,595)  $      (213,902)  $  ( 283,157)  $    (429,714)  $ (5,992,811)
================================================ ============== ================= ============== =============== ==============

BASIC NET LOSS PER SHARE                          $    (0.0036)  $       (0.0068)  $    (0.0095)  $     (0.0136)
================================================ ============== ================= ============== =============== ==============

WEIGHTED AVERAGE COMMON SHARES     OUTSTANDING      29,811,644        31,597,500     29,811,644      31,597,500
================================================ ============== ================= ============== =============== ==============





              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   September 13,
                                                            Three Months   Three Months  Six months   Six Months     1993
                                                            ended June     ended June    ended June   ended June  (Inception) to
                                                            30, 2000       30, 2001      30, 2000     30, 2001     June 30, 2001
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                   $  (108,596)  $  (213,902)  $ (283,157)  $ (429,714)  $  (5,992,811)
  Adjustments to reconcile net loss to net cash
      from operating activities:
  - depreciation                                                  2,030         1,941        3,625        4,008          16,682
   - consulting fees paid for with common shares                      -        14,875            -       29,750         550,242
   - management fees paid for with common shares                      -             -            -            -         224,000
   - investors relations fees paid for with common shares        51,962        37,187       86,670       74,375         210,727
   - stock-based compensation                                         -             -            -            -         253,669
   - non-cash component of URL write-down                             -             -            -            -       1,179,004
   - write-down of technology license                                 -             -            -            -       2,055,938
   - equity loss from investment in securities                        -      (107,090)           -     (207,694)       (297,826)
   - minority interest in loss for the period                     6,864             -      (17,688)           -        (479,978)
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------
                                                                (47,740)     (266,989)    (210,550)    (529,275)     (2,280,353)
   - net changes in working capital items                        47,133       215,233      171,844      404,795         794,498
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------

CASH USED IN OPERATING ACTIVITIES                                  (587)      (51,756)     (38,706)    (124,480)     (1,485,855)
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                                           -             -            -            -         (75,000)
    Technology license                                                -             -            -            -        (135,938)
  Acquisition of furniture and equipment                         (5,739)            -       (9,301)      (3,194)        (44,277)
  Website development costs                                     (69,392)            -     (133,219)           -        (126,876)
    Other intangible assets                                           -             -            -            -          (5,189)
    Cash acquired in acquisition of Cardstakes.com, Inc.              -             -            -            -         210,000
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                            (75,131)            -     (142,520)      (3,194)       (177,280)
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Disposition of furniture and equipment                             -             -       11,582            -          11,582
   Advances (to) from related party                                   -        41,799            -      122,709          65,709
  Net proceeds on sale of common stock                           25,000             -      282,500            -       1,590,000
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------
CASH FLOWS FROM FINANCING ACTIVITIES                             25,000        41,799      294,082      122,709       1,667,291
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (50,718)       (9,957)     112,856       (4,965)          4,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  229,309        14,113       65,735        9,121               -
---------------------------------------------------------- ------------- ------------- ------------ ------------ ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   178,591   $     4,156   $  178,591   $    4,156   $       4,156
========================================================== ============= ============= ============ ============ ===============



              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
-------------------------------------------------------------------------------
                                   (Unaudited)


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

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
-------------------------------------------------------------------------------
                                   (Unaudited)
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
--------------------------------------------------------------------------------


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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. As of June 30, 2001, there were 250,000 exercisable options and 1,520,000 common stock warrants that can be converted into a total of 1,770,000 shares of common stock. As these options and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Long-term Investments
The Company follows the equity method of accounting for its investments in companies in which it owns more than 20% and less than 50% and over which it exercises significant influence. Under this method, the Company includes its share of the earnings or losses of these affiliated companies. The share of losses for the six months ended June 30, 2001 amounted to $207,694.

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

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
-------------------------------------------------------------------------------
                                   (Unaudited)

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

At June 30, 2001 the prepaid portion of the service contracts totaled $299,981.

NOTE 5 - CAPITAL STOCK
-------------------------------------------------------------------------------

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

                                                     2001            2000             1999
                                               -------------------------------------------------
         Net Loss                              $   429,714       $ 1,350,249     $    4,201,051
         Pro-forma stock based compensation              -                 -     $       45,483
                                               -------------------------------------------------

         Pro-forma net loss                    $   429,714       $ 1,350,249     $    4,246,534
                                               -------------------------------------------------

         Pro-forma basic net loss per share    $    0.0136       $    0.0440     $       0.2493
                                               =================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

The Company paid cash to a former director for a salary totalling $12,000 for the six months ended June 30, 2001.

During the six months ended June 30, 2001, a company controlled by a significant shareholder received $15,628 as reimbursement of expenses incurred on behalf of the Company and earned $29,750 pursuant to an investment banking services contract (note 4).

At June 30, 2001 a total of $2,000 is due from an officer of the Company.

At June 30, 2001 a total of $130,722 is owing to Asdar Group and $6,603 to a significant shareholder for cash advances. These advances are non-interest bearing and without specific terms of repayment.

                               2U ONLINE.COM, INC.
                          (formerly Power Direct, Inc.)
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
-------------------------------------------------------------------------------
                                   (Unaudited)
-------------------------------------------------------------------------------


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

In November, 2000, we began to receive a significant number of chargebacks from our clients and the reserves held back were eliminated. On November 8, 2000, we were notified by Mpact Immedia Transaction Services Ltd. that they were terminating our processing activities and in response, we instructed our clients that we would no longer be processing their transactions. We have ceased all credit card processing activities to allow for any further charge backs. We do not know when, or if, we will resume our credit card processing services.

We hope to eventually operate a cybermall comprised of multiple Internet sites offering consumers a variety of unique online services, including, but not limited to, e-mail greeting cards featuring scratch-and-win coupons and discounts. Our proposed websites will offer other products, including, but not limited to, jewelry, flowers, chocolate and original art.

In addition to the Internet activities of our subsidiary (described above), we are currently developing our own websites aimed at the Far East markets. We will utilize programs such as Macromedia Generator, Custom Java Servlets and Microsoft SQL Server to develop our online presence. Our current project is an Online Casting Agency designed to connect talent with casting agents and producers. The Online talent Directory gives both the experienced and the aspiring model/actor/entertainer unique opportunities to have his or her photo appear before the professionals who are continually in search of talent and fresh new faces. For a yearly subscription fee your name, specifications, experience, training and special skills and a scan up to nine (9) high resolution photos to be stored in the talent database. The content of the Talent Directory is offered free to agents, film producers, photographers, casting directors, model/talent agencies, television stations/networks, newspapers, fashion magazines, and many other prospective employers to help fulfill their hiring needs.

To fulfill the requirements of this project 2U.Online.com has plans to contract out our in-house development team to provide the necessary programming and database design skills needed during the development phase. Once development of this project has been completed we will be providing the client with web hosting, e-mail and any necessary technical support services needed for day-to-day operations of the site.


Our Subsidiary--CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the quarter ending June 30, 2001, except for the maintenance required to its websites.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the quarter ending June 30, 2001.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the quarter ending June 30, 2001.


Liquidity and Capital Resources. For the quarter ended June 30, 2001, we had total assets of $2,037,325 including cash resources of $4,156 taxes recoverable of $3,158, $1,980 in accounts receivable, $2,500 in prepaid expenses,$2,000 due from a related party, and $146,271 represented by the current portion of service contracts. We also had $1,537,174 which is represented by an investment in Asdar Group, $153,710 for service contracts, $126,876 for website development costs and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At June 30, 2001, we had current liabilities of $267,441 of which $100,116 was represented by accounts payable and accrued liabilities, $30,000 represented by a loan payable and $137,325 due to related parties. At June 30, 2001, we had $160,005 in current assets. At June 30, 2001, current liabilities exceeded current assets by $107,436.

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


Results of Operations. We have not yet realized any significant revenue from operations. For the quarter ending June 30, 2001, we had $106,896 in general and administrative expenses including, but not limited to, expenses for consulting fees, investor relations and office and general expenses. Net losses from operations for the quarter ending June 30, 2001, were $213,902. This figure includes a $107,090 equity loss from Asdar Group using the equity method of accounting. We have suffered net losses of $6,174,963 since our inception on September 13, 1993.


Our Plan of Operation for the Next Twelve Months. We do not expect to realize any significant revenue from operations in the next twelve months. Our plan of operation is materially dependent on our ability to generate revenues. We have begun development of several of our websites, and anticipate they will become fully operational by the first quarter of 2002.

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

ITEM 3.  Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

----------------------------------- ---------------------- ---------------------- ----------------
Property and Cash Equivalents       December 31, 1999      December 31, 2000      June 30, 2001
----------------------------------- ---------------------- ---------------------- ----------------
Total                               $65,735.00             $9,121.00              $4,156.00
----------------------------------- ---------------------- ---------------------- ----------------


We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.



                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

On June 13, 2000, a lawsuit was filed and served on James E. Slayton, Carolyn Slayton, and Dianne Bennitt as co-defendants. In the complaint, the Company alleged the Defendant's committed professional malpractice in that they negligently prepared our financial statements and failed to adequately respond to comments by the Securities and Exchange Commission. However, on May 4, 2001, we dismissed the lawsuit without prejudice, reserving our right to re-file when, and if, we feel it is appropriate.

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

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on October 3, 2001.

2U Online.com, Inc.,
a Delaware corporation

       /s/: R. Klein
By:    -----------------------
       Robert Klein
Its:   President