Form 10QSB
period 2001-09-30
2U ONLINE COM INC
filed 2001-11-30
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-26101

                                 2U ONLINE.COM, INC.
                (Exact name of registrant as specified in its charter)

                        DELAWARE                        52-2132622
             (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)        Identification No.)


                  1288 Alberni Street, Suite 806
                Vancouver, British Columbia, Canada              V6E 4N5
        (Address of registrant's principal executive offices)   (Zip Code)

                                    604.664.0484
                (Registrant's Telephone Number, Including Area Code)


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2001, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

ITEM 1.  Financial Statements


                                   2U ONLINE.COM, INC.
                              (A Development Stage Company)

                        INTERM CONSOLIDATED FINANCIAL STATEMENTS
                                   September 30, 2001
                                      (Unaudited)


                                  INDEX TO FINANCIALS

CONSOLIDATED BALANCE SHEETS............................................... F-2

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS............................. F-3

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS............................. F-4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS........................ F-5

                                   2U ONLINE.COM, INC.
                             (A Development Stage Company)

                              CONSOLIDATED BALANCE SHEETS

                                                       September 30,      December 31,
                                                           2001               2000
                                                       (Unaudited)

                           ASSETS
CURRENT ASSETS

    Cash                                             $          -        $      9,121
    Taxes recoverable                                         774                 741
    Due from related parties                                2,000               2,000
    Current portion of service contracts (Note 4)         109,084             208,248
                                                       ----------          ----------
                                                          111,858             220,110
                                                       ----------          ----------
INVESTMENT IN ASDAR GROUP (Note 3)                      1,067,923           1,744,868
SERVICE CONTRACTS (Note 4)                                138,835             195,858
FURNITURE AND EQUIPMENT, net of depreciation               22,307              25,125
WEBSITE DEVELOPMENT COSTS                                 126,876             126,876
OTHER INTANGIBLE ASSETS                                    35,189              35,189
                                                       ----------          ----------
                                                     $  1,502,988        $  2,348,026
                                                       ==========          ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
     Bank overdraft                                  $        775       $           -
     Accounts payable and accrued liabilities             119,474             103,812
     Loans payable                                              -              30,000
     Due to related parties (Note 6)                      184,955              14,616
                                                       ----------          ----------
                                                          305,204             148,428
CONTINGENCIES (Note 1)                                 ----------          ----------

STOCKHOLDERS' EQUITY
        Common stock, $.0001 par value,
        100,000,000 shares authorized                       3,160               3,160
          2001 - 31,597,500, 2000 -
          31,597,500 issued and outstanding
        Additional paid-in capital                      7,979,513           7,979,513
        Deficit accumulated during the
          development stage                            (6,784,889)         (5,783,075)
                                                       ----------          ----------
                                                        1,197,784           2,199,598
                                                       ----------          ----------
                                                     $  1,502,988       $   2,348,026
                                                       ==========          ==========

The accompanying notes are an integral part of these interim consolidated financial statements.


                                   2U ONLINE.COM, INC.
                             (A Development Stage Company)

                     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                                                                September
                                                    Three Months ended              Nine Months ended            13, 1993
                                                       September 30,                  September 30,            (Inception)
                                                                                                               to September
                                                      2001      2000               2001           2000           30, 2001
REVENUES
Processing Fees                                $       -    $     36,739       $       -      $  153,330     $      98,425
Sale of Oil & Gas Interest                             -               -               -               -            47,501
Interest Income                                       55               -           1,277               -             2,919
                                                  ------        --------          ------        --------         ---------
                                                      55          36,739           1,277         153,330           148,845
                                                  ------        --------          ------        --------         ---------

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation                                       2,004           1,785           6,012           5,410            18,686
Consulting fees                                   16,558          19,708          47,151          81,685           757,825
Investor relations                                37,187          52,062         111,562         174,832           299,686
Management fees                                    6,000          13,735          18,000          40,972           292,654
Office and general                                15,205          11,162          54,205          83,291           265,105
Professional fees                                 21,753           9,952          43,491          85,938           245,909
Stock based compensation                               -               -               -               -           253,669
Travel and accommodation                             376           9,246          11,280          35,721           143,243
Website Development Costs                              -               -           1,243               -           220,049
Wages and benefits                                 3,981          13,735          33,202          40,972           104,862
Write-down of URL's                                    -               -               -               -         1,624,004
Write-down of technology license                       -               -               -               -         2,055,938
Write-off of other assets                              -               -               -               -           145,186
                                              ----------      ----------      ----------      ----------        ----------
                                                 102,093         131,385         326,146         548,821         6,426,816
                                              ----------      ----------      ----------      ----------        ----------
LOSS BEFORE THE FOLLOWING                       (102,038)        (94,646)       (324,869)       (395,491)       (6,277,971)
EQUITY LOSS FROM AFFILIATED COMPANY             (462,075)              -        (676,945)              -          (767,077)
MINORITY INTEREST IN LOSS                              -           5,025               -          22,713           479,978
                                              ----------      ----------      ----------      ----------        ----------
NET LOSS FOR THE PERIOD                    $    (564,113)    $   (89,621)   $ (1,001,814)    $  (372,778)    $  (6,565,070)
                                              ==========      ==========      ==========      ==========        ==========
BASIC NET LOSS PER SHARE                          (0.018)    $    (0.003)   $     (0.032)    $    (0.012)
                                              ==========      ==========      ==========      ==========        ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   31,597,500      30,393,011      31,597,500      30,393,011
                                              ==========      ==========      ==========      ==========        ==========

The accompanying notes are an integral part of these interim consolidated financial statements.


                                   2U ONLINE.COM, INC.
                             (A Development Stage Company)

                     INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                                    September 13,
                                                                     Nine Months ended             1993 (Inception)
                                                                       September 30,               to September 30,
                                                                  2001               2000                2001
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                           $   (1,001,814)     $    (372,778)    $       (6,565,070)
        Adjustments to reconcile net loss to net cash
         from operating activities:
        - depreciation                                             6,012              5,410                 18,686
        - consulting fees paid for with common shares             44,625                  -                565,117
        - management fees paid for with common shares                  -                  -                224,000
        - investors relations fees paid for with common shares   111,562            138,732                247,914
        - stock-based compensation                                     -                  -                253,669
        - non-cash component of URL write-down                         -                  -              1,179,004
        - write-down of technology license                             -                  -              2,055,938
        - equity loss from investment in Asdar Group            (676,945)                 -               (767,077)
        - minority interest in loss for the period                     -            (22,713)              (479,978)
                                                                --------           --------              ---------
                                                                (162,670)          (251,349)            (1,733,643)
        - net changes in working capital items                    15,629            117,424                192,033
                                                                --------           --------              ---------

CASH USED IN OPERATING ACTIVITIES                               (147,041)          (133,925)            (1,541,610)
                                                                --------           --------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                                            -                  -                (75,000)
    Technology license                                                 -                  -               (135,938)
    Acquisition of furniture and equipment                        (3,194)            (9,301)               (44,277)
    Website development costs                                          -           (188,182)              (126,876)
    Other intangible assets                                            -                  -                 (5,189)
    Cash acquired in acquisition of Cardstakes.com, Inc.               -                  -                210,000
                                                                --------           --------              ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                           (3,194)          (197,843)              (174,086)
                                                                --------           --------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                    775                  -                    775
   Disposition of furniture and equipment                              -             11,582                 11,582
   Advances  from related party                                  140,339                  -                113,339
   Net proceeds on sale of common stock                                -            282,500              1,590,000
                                                                --------           --------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES                             141,114            294,082              1,715,696
                                                                --------           --------              ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (9,121)           (37,326)                     -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     9,121             65,735                      -
                                                                --------           --------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $           -      $      28,409         $            -
                                                                ========           ========              =========

The accompanying notes are an integral part of these interim consolidated financial statements.


                                   2U ONLINE.COM, INC.
                             (A Development Stage Company)

                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   SEPTEMBER 30, 2001
                                      (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income taxes

The Company follows the liability method of accounting for income taxes.
Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. As of September 30, 2001, there were 910,000 common stock warrants that can be converted into a total of 910,000 shares of common stock. As these warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Long-term Investments

The Company follows the equity method of accounting for its investment in Asdar Group. Under this method, the Company includes its share of the earnings or losses of Asdar Group. The share of losses for the nine months ended September 30, 2001 amounted to $676,945.

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

NOTE 3 - INVESTMENT IN ASDAR GROUP

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with ASDAR Group, a Nevada Corporation ("ASDAR"). Pursuant to the Agreement, ASDAR purchased all of the Company's title and interest in the LAK Ranch Oil and Gas Property. In exchange, ASDAR issued 5,000,000 shares of its common stock to the Company, which represented approximately a 48% interest in ASDAR. The President and a director of the Company is a director of ASDAR.
In addition, a shareholder of the Company was issued 475,000 shares of ASDAR's common stock as a finder's fee for services relating to the agreement.

NOTE 4 - SERVICE CONTRACTS

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell will provide investor relations services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock. The agreement was terminated and a stop placed on the shares. The Company intends to recover these shares for cancellation.

Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock.

NOTE 5 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

Warrants are outstanding to purchase 910,000 common shares at a price of $.25 per share to November 15, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid cash to a former director for a salary totalling $12,000 for the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, a company controlled by a significant shareholder received $15,628 as reimbursement of expenses incurred on behalf of the Company and earned $44,625 pursuant to an investment banking services contract (note 4).

At September 30, 2001 a total of $178,487 is owing to Asdar Group and $6,468 to a significant shareholder for cash advances. These advances are non-interest bearing and without specific terms of repayment.

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

In addition to the Internet activities of our subsidiary (described above), we are currently developing our own websites aimed at the Far East markets. We will utilize programs such as Macromedia Generator, Custom Java Servlets and Microsoft SQL Server to develop our online presence. Our current project is an Online Casting Agency designed to connect talent with casting agents and producers. The Online talent Directory gives both the experienced and the aspiring model/actor/entertainer unique opportunities to have his or her photo appear before the professionals who are continually in search of talent and fresh new faces. For a yearly subscription fee, an industry professional can post his or her name, specifications, experience, training and special skills and a scan up to nine (9) high resolution photos to be stored in the talent database on our proposed website. We anticipate that the content of the Talent Directory will be offered free to agents, film producers, photographers, casting directors, model/talent agencies, television stations/networks, newspapers, fashion magazines, and many other prospective employers to help fulfill their hiring needs.

To fulfill the requirements of this project, we plan to contract out our in-house development team to provide the necessary programming and database design skills needed during the development phase. Once development of this project has been completed we will be providing the client with web hosting, e-mail and any necessary technical support services needed for day-to-day operations of the site.

OUR SUBSIDIARY-CARDSTAKES.COM, INC. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the quarter ending September 30, 2001, except for the maintenance required to its websites.

OUR SUBSIDIARY - PD OIL & GAS, INC. Our subsidiary, PD Oil & Gas, Inc., was inactive during the quarter ending September 30, 2001.

OUR SUBSIDIARY - CARDSTAKES.COM ENTERPRISES LTD.  Our subsidiary,
CardStakes.com Enterprises Ltd., was inactive during the quarter ending September 30, 2001.

Liquidity and Capital Resources. For the quarter ended September 30, 2001, we had total assets of $1,502,988 including taxes recoverable of $774, $2,000 due from a related party, and $109,084 represented by the current portion of service contracts. We also had $1,067,923 which is represented by an investment in Asdar Group, $138,835 for service contracts, $22,307 in furniture and equipment, $126,876 for website development costs and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At September 30, 2001, we had total current liabilities of $305,204 of which $775 was represented by a bank overdraft, $119,474 by accounts payable and accrued liabilities and $184,955 due to related parties. At September 30, 2001, we had $111,858 in current assets and $305,204 in total current liabilities. At September 30, 2001, current liabilities exceeded current assets by $193,346.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the quarter ending September 30, 2001, we had $102,093 in general and administrative expenses including, but not limited to, expenses for consulting fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2000 were $131,385. Net losses from operations for the quarter ending September 30, 2001, were $564,113. This figure includes a $462,075 equity loss from Asdar Group using the equity method of accounting. The loss reflects a large write down of an oil and gas property asset of Asdar's to its net realizable value, after a working interest was converted to a gross overriding royalty interest. This interest was converted pursuant to the terms of settlement of Asdar's litigation with its partner, Derek Resources Corporation. Our net loss for the corresponding period in 2000 was $89,621. The increase in loss for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000 was primarily due to the equity loss from Asdar Group (discussed immediately above). We have suffered net losses of $6,565,070 since our inception on September 13, 1993.

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

ITEM 3.  Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

----------------   -----------------    -----------------    ------------------
                   December 31, 1999    December 31, 2000    September 30, 2001
----------------   -----------------    -----------------    ------------------
Property and       $65,735.00           $9,121.00            $(775.00)
Cash Equivalents
----------------   -----------------    -----------------    ------------------

We define cash equivalents as all highly liquid investments with a maturity of
3 months or less when purchased.   We do not presently own any interests in
real estate or own any inventory or equipment.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         None.

Item 5.  Other Information

On July 1, 2001, we terminated our investor relations agreement with Bisell Investments, Inc. and placed a stop transfer on 350,000 shares of our common stock previously previously issued to Bisell Investments, Inc. We terminated the agreement and placed a stop transfer on the shares because we believe that Bisell Investments, Inc. did not perform under the agreement. We intend to cancel the shares issued to Bisell Investments,Inc.

Item 6.  Exhibits and Reports on Form 8-K

         None.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 29, 2001.

2U Online.com, Inc.,
a Delaware corporation

By:  /s/  R. Klein
          ------------
          Robert Klein
Its:      President