Form 10KSB
period 2001-12-31
2U ONLINE COM INC
filed 2002-06-21
CIK 1076262

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                               2UONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                         52-2132622
            (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)        Identification No.)

               1288 Alberni Street, Suite 806
              Vancouver, British Columbia Canada                V6E 4N5
      (Address of registrant's principal executive offices)    (Zip Code)

                                  604.664.0484
              (Registrant's Telephone Number, Including Area Code)

             Securities registered under Section 12(b) of the Act:

                 Title of Each Class to be so Registered:  None

      Name of Each Exchange on which Each Class is to be Registered:  None

             Securities registered under Section 12(g) of the Act:

                         Common Stock, Par Value $.001
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $1,286

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of November 30, 2001, $437,098

As of December 31, 2001, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  Yes __  No _X_


                              2UOnline.com., Inc.
                             A Delaware corporation

                     Index to Annual Report on Form 10-KSB

ITEM NUMBER and CAPTION                                                                       PAGE

PART I

1.      Description of Business..................................................................4

2.      Description of Property.................................................................11

3.      Legal Proceedings.......................................................................11

4.      Submission of Matters to a Vote of Security Holders.....................................12

5.      Market Price for the Registrant's Common Equity and Related Stockholders Matters........12

6.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................................13

7.      Financial Statements......................................................F-1 through F-14

8.      Changes in and Disagreements with Accountants...........................................15

9.      Directors, Executive Officers, Promoters and Control Persons............................16

10.     Executive Compensation - Remuneration of Directors and Officers.........................18

11.     Security Ownership of Certain Beneficial Owners and Management..........................18

12.     Certain Relationships and Related Transactions..........................................19


                                    PART II.

EXHIBITS

        Index to Exhibits
        Exhibits..................................................................E-1 through E-26

SIGNATURES......................................................................................23


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR BACKGROUND. 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 4291 Meridian Street, Suite 29, Bellingham, Washington 98226.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol has since been changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. We are currently listed on the Pink Sheets maintained by the NASD under the symbol "TWOU". We have filed several amendments to our Registration Statement on Form 10-SB in an attempt to be re-listed on the OTCBB and have received a recent comment letter dated February 8, 2002. We have been instructed by the SEC to respond to the comment letter in this Annual Report on Form 10-KSB for the year-ended December 31, 2001.

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

OUR BUSINESS. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities.

THE LAK RANCH PROPERTY. On January 15, 1999, we entered into a letter of intent with Rising Phoenix Development Group Ltd., a Canadian corporation, located in Vancouver, British Columbia, Canada to acquire all the assets of Rising Phoenix, including that company's interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming, known as the LAK Ranch property. Such interest included Rising Phoenix's interest in a Joint Venture Contract with Derek Resources Corporation. Under the Joint Venture Agreement, Derek Resources and Rising Phoenix were to jointly operate the Wyoming Property. On or about November 15, 1999, we entered into a definitive asset purchase and sale agreement with Rising Phoenix that memorializes the terms and conditions contained in the letter of intent.

The letter of intent required us to, among other things, pay Rising Phoenix $75,000 as well as issue 3,800,000 shares of our common stock to Rising Phoenix (valued at $1,520,000). We also issued 800,000 shares of our common stock to Jeff Shear (400,000 shares) and Frank Cecchin (400,000 shares) as a "finder's fee". Mr. Shear and Mr. Cecchin, other than their share ownership, are not affiliated with us. The 800,000 shares have been valued at $240,000. An "Assignment of Working Interest in Oil and Gas Lease was accepted for filing on October 5, 2000 in the Offices of County Clerk for Weston County, Wyoming, whereby Rising Phoenix's Working Interest in the Wyoming Property was transferred and assigned to us. On September 20, 2000, we signed an "Asset Purchase and Sale Agreement" with ASDAR Inc. (now "Precise Life Sciences"), a Nevada corporation, whereby we sold all of our working interest in the Wyoming Property to Precise Life Sciences for five million (5,000,000) shares of Precise Life Science's common stock.

On October 13, 2000, an "Assignment of Working Interest in Oil and Gas Lease" was filed in the Offices of County Clerk for Weston County, Wyoming, whereby our working interest in the Wyoming Property was transferred and assigned to Precise Life Sciences and Precise Life Sciences issued five million (5,000,000) restricted shares of its common stock to us. At the time of the transaction with Precise Life Sciences, Jack Sha was our president and a member of our board of directors as well as an officer and director of Precise Life Sciences. Accordingly, the assignment was recorded as a non-monetary related party transaction which under ABP 29 was recorded at the original cost paid to Rising Phoenix in the amount of $1,835,000, which represents the sum of the cash paid $75,000, the value of the 3,800,000 shares issued to Rising Phoenix for the acquisition $1,520,000 and the value of 800,000 shares issued as a finder's fee $240,000. The valuation of the LAK Ranch Property was made by our management and was considered as a reasonable valuation by our auditors.

Prior to the acquisition of the LAK Ranch Property, Tek Master Ltd. owned 49.6% of the issued and outstanding common stock of Precise Life Sciences and, as such, was the largest shareholder of Precise Life Sciences. Tek Master Ltd. is not affiliated with us. After the acquisition of the LAK Ranch Property by Precise Life Sciences, Tek Master Ltd. owned 19.5% of Precise Life Sciences' issued and outstanding common stock and we owned 48.7% of Precise Life Sciences' issued and outstanding common stock. We are not affiliated with Tek Master Ltd.

PRECISE LIFE SCIENCES (FORMERLY ASDAR GROUP). Precise Life Sciences was formed under the laws of the State of Nevada on November 29, 1983 under the General Corporation Law of Nevada. Precise Life Sciences presently owns interests in oil and gas properties located in Wyoming and California. Precise Life Sciences recently changed its name from ASDAR Group to Precise Life Sciences in recognition that it will pursue business opportunities in the development and commercialization of medical-related technology. Precise Life Sciences is a public company that trades on the NASD OTCBB under the symbol "PSLF". The following is a summary of certain financial information for Precise Life Sciences at December 31, 2001.

                                           2001            2000
                                          --------      ----------
Oil and Gas interests                   $  300,001    $  1,646,633
Total Assets                            $  548,660    $  1,707,953
Revenues                                $        0    $          0
Working Capital (deficiency)            $   73,723    $    (34,148)
Stockholders Equity                     $  432,474    $  1,612,485

THE ALBERTA, CANADA PROPERTY. On January 26, 1999, we signed a letter of agreement with Vertizontal Energy Resources, Inc., formerly I.T.A. Enterprises, Inc., a privately held Alberta, Canada company ("Vertizontal Energy"). Vertizontal Energy was looking for joint venture partners to re-enter a well located in Alberta and we were looking to acquire an oil and gas project of merit. An authority for expenditure to complete the re-entry was used as the basis to acquire a 42% working interest in a natural gas project in west central Alberta, Canada. The letter of agreement required us to provide 42% of the costs for the three-phase project, which were estimated in the letter of agreement to be $131,545.00. We advanced Vertizontal Energy a total of $42,793.00 toward costs on the Alberta Property project. Vertizontal Energy is arms length to 2Uonline.com and is controlled by Nicholas Baiton, P.Eng., president of Vertizontal Energy. No fairness opinion or shareholder approval was sought for the acquisition.

On November 30, 2000, we signed a "Petroleum, Natural Gas and General Rights Conveyance" Agreement with Allstar Energy Limited, a privately held Saskatchewan, Canada corporation ("Allstar Energy"), whereby we sold all of our interest in the Alberta Property to Allstar Energy for $47,501.00. We signed an "Assignment and Novation Agreement", whereby we assigned our working interest to Allstar Energy. Prior to this transaction, we had decided to concentrate our efforts on internet activities and desired to sell our interests in this property and the LAK Ranch property (see LAK Ranch Property above). Allstar Energy expressed interest in acquiring our interest. Because we were able to recover more than our costs on the property from Allstar Energy, we used this as the basis for consummating the agreement. Allstar Energy is arms length 2Uonline.com and controlled by Dan Drobot, president of Allstar Enerty. No fairness opinion or shareholder approval was sought for the disposition.

THE PROPOSED LANSOURCE ACQUISITION. On February 15, 1999, we signed a letter of intent to acquire and own up to a 51% ownership interest in LANSource Technologies, Inc., a Canadian company ("LANSource"). LANSource is a developer of fax and data communications software. In order to purchase the first 12.5% ownership interest in LANSource, on March 1, 1999, we provided LANSource with a non-refundable deposit of $200,885.

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

Because of delays by LANSource in preparing the formal Purchase and Sale Agreement, a formal agreement was never finalized. We were forced to bring suit against LANSource in the Ontario Court, General Division. On April 15, 1999, a Statement of Claim, on behalf of the Company as plaintiff, was issued by the Ontario Court, General Division and served on LANSource as defendant. Ultimately, we settled the LANSource litigation and no longer have any relationship with LANSource (For further details on the LANSource Litigation, refer to Item 3.1 of this Form 10-KSB).

Technology Licensing Agreement with Compte De Sierge. On April 28, 1999, we entered into a licensing agreement (the "Compte Agreement") with Compte De Sierge Accommodative Corp., a corporation incorporated in Panama City, Panama ("Compte De Sierge"). In developing its proprietary software, Compte De Sierge worked in association with a group of programmers doing business as E-Card. Pursuant to the Compte Agreement, we purchased a worldwide license to utilize and commercially exploit certain software systems and related proprietary technology relating to the operation of a greeting card business, hereinafter referred to as "Greeting Card Website". The licensed technology was developed and designed by Mr. Conrado Beckerman, a director of Compte De Sierge, and a team of programmers hired by Compte De Sierge. The Greeting Card Website has not produced any historical revenue upon which an estimate of potential revenue can be determined.

The Compte Agreement required us to make three equal cash payments of $67,660.00 to Compte De Sierge. The first payment of $67,660.00 was made upon execution of the Compte Agreement. The second payment of $67,660.00 was made upon completion of the first phase of beta testing of the software. The third payment was due upon completion of the second phase of testing. On August 16, 1999, with the completion of the second phase of testing, we requested that Compte De Sierge provide us with duplicate copies of all compact discs and files necessary for the operation of the Greeting Card Website. E-Card had custody and control of those items requested by us. On August 23, 1999, Compte De Sierge denied our request stating that a conflict among its programmers and E-Card prevented delivery of such items. This denial by Compte De Sierge effectively negated any and all contractual obligations we had to Compte De Sierge under the Compte Agreement. On August 30, 1999, we held a meeting with the principals of Compte De Sierge. At that meeting, Compte De Sierge agreed to discontinue any further association or involvement with E-Card. Compte De Sierge also agreed to:

*       assist us in retaining new programmers to complete the Greeting Card
        Website;

* revise and amend the April 28, 1999 agreement to reflect the above change;

*       allow us to retain the final $67,660.00 payment under the Compte
        Agreement; and

* change the title of the agreement to the "Proprietary Technology Usage - License Agreement".

The Compte Agreement also required us to issue 6,000,000 shares of our common stock in two separate 3,000,0000 issuances. The first 3,000,000 shares were issued upon the signing of the Compte Agreement and the second 3,000,000 shares were issued upon the completion of the beta testing of the Greeting Card Website software. The shares were valued at $0.30 per share for total consideration of $1,800,000.00.

Except for the contractual relationship between us and Compte De Sierge memorialized in the Compte Agreement, and the consulting services provided to us by Mr. Beckerman, there are no other affiliations or relationships between either us and Compte De Sierge or any of our subsidiaries and Compte De Sierge.

The Compte Agreement allowed us to grant sub-licenses in the proprietary technology on terms agreeable to Compte De Sierge. On June 15, 1999, we entered into a sub-license agreement with CardStakes.com, Inc., whereby CardStakes.com, Inc., acquired the worldwide exclusive sub-license to produce the Cardstakes.com website using the proprietary technology.

In exchange for the rights in the Compte Agreement, CardStakes.com, Inc., issued us 9,126,531 shares of CardStakes.com, Inc.'s, common stock representing a 59% controlling interest in CardStakes.com. CardStakes.com is now a majority owned subsidiary.

Due to the uncertainty of recoverability, our auditor has provided a full impairment provision for the carrying value of the license resulting in a cumulative loss of $2,055,938 to December 31, 2001.

CREDIT CARD PROCESSING. In December, 1999, we were approached by a number of clients looking for credit card processing services. Because we had decided to focus our business activities on the Internet, we agreed in late December of 1999, to utilize our merchant account beginning in early January 2000 to generate revenue from credit card processing. We made entered into a relationship with Mpact Immedia Transaction Services Ltd. whereby we would charge a 15% to 20% transaction fee on all approved credit card transactions as well as a 15% reserve to accommodate any charge backs and to minimize the element of risk to any possible reversals. The 15% reserve was a 6-month revolving reserve whereby the first month reserves (total of reserves held from day 1 to day 30/31 inclusive) were to be paid out in 6 months plus 1 day. All approved credit card transactions were totaled on a daily basis. These daily totals were accumulated for payment on a weekly basis.

In November 2000, we began to receive a significant number of charge backs from our clients and the reserves held back were eliminated. On November 8, 2000, we were notified by Mpact Immedia Transaction Services Ltd. that it was terminating our processing activities and in turn, we instructed our clients we would no longer be processing their transactions. All card-processing activities were terminated and we do not intend to resume credit card processing services. If we are able to raise sufficient funds to do so, we plan to acquire another merchant account. We do not have any commitment for such funds, however, nor have we identified any potential sources of such funds. During the operation of the credit card service, we earned net fees of $98,425.

OUR INTERNET ACTIVITIES.

Online casting agency. In addition to the internet activities of our subsidiary, cardstakes.com, inc. (Described below), we are currently developing our own websites aimed at the far east markets. We will utilize programs such as macromedia generator, custom java servlets and microsoft sql server to develop our online presence. Our current project is an online casting agency designed to connect talent with casting agents and producers. The casting portal will be delivered over the internet using macromedia flash content. Web developers use flash to create beautiful resizable and extremely small and compact navigation interfaces, technical illustrations, long-form animations and other dazzling effects for web sites and other web-enabled devices. Graphics and animation created with flash technology provide a positive experience for the audience. We believe that flash sites are more attractive than those using traditional web technologies. We also believe that flash technology offers a more compelling experience than static html. Web sites designed in flash playback full-screen on all monitor sizes and consistently across multiple platforms making content interaction for web users feel more familiar.

The Talent Directory will give both the experienced and the aspiring model/actor/entertainer unique opportunities to have his or her photo appear before the professionals who are continually in search of talent and fresh new faces. For a yearly subscription fee, an industry professional will be able to post his or her name, specifications, experience, training and special skills and a scan up to nine (9) high resolution photos to be stored in the talent database on our proposed website. We anticipate that the content of the Talent Directory will be offered free to agents, film producers, photographers, casting directors, model/talent agencies, television stations/networks, newspapers, fashion magazines, and many other prospective employers to help fulfill their hiring needs. The revenue source will come exclusively from the subscription fees paid by the aspiring professional.

To fulfill the requirements of this project, we plan to contract out our in-house development team to provide the necessary programming and database design skills needed during the development phase. Once development of this project has been completed, we will be providing the client with web hosting, e-mail and any necessary technical support services needed for day-to-day operations of the site. To date, the project is substantially complete and we require funding in order to effectively market the site. The launching of this project is dependant on our ability to raise operating funds. If we are not able to raise operating funds, we will not be able to effectively launch the website portal.

OUR URL'S. A Universal Resources Locator ("URL") is the address of a page on the World Wide Web. Every web page has an URL that identifies it, and which provides enough information for a computer connected to the Internet to locate it. In order to participate in the rapidly growing and lucrative business of the Internet and because we believe that certain URL's have value, we entered into the following URL purchase agreements:

J&S OVERSEAS HOLDINGS LTD.

On July 15, 1999, we entered into a URL purchase agreement with J&S Overseas Holdings Ltd., of Grand Cayman, Cayman Islands, whereby we purchased from J&S Overseas Holdings Ltd. three URL's registered as "SUPERSTAKES.COM", "SUPERCARDSTAKES.COM" and "CHINASTAKES.NET". In exchange for the three URL's, we paid J&S Overseas Holdings Ltd.$200,000 and issued J & S Overseas Holdings Ltd. 1,000,000 warrants, each of which represents the right to purchase one share of our common stock at a price of $0.25 per share. The warrants expire by their own terms three years from the date of issuance. We have met all of our financial obligations under the J&S Agreement and the warrants have been issued to J&S Overseas Holdings Ltd. J&S Overseas Holdings Ltd. has transferred the three URL's to us. Except for the relationships described herein, there are no other relationships between us and J&S Overseas Holdings Ltd. Through December 31, 2001, J&S Overseas Holdings Ltd. had exercised 860,000 of such warrants. Other than the relationship described within this paragraph, there are no other relationships between us and J&S Overseas Holding Ltd.

HOLM INVESTMENTS LTD.

On September 1, 1999, we entered into a URL purchase agreement with Holm Investments Ltd., a Canadian corporation, whereby we purchased from Holm Investments Ltd., two URL's registered as "E-CARDLOTTO.NET" and "CARDLOTTO.NET". In exchange for the two URL's, we issued Holm Investments Ltd. 1,000,000 warrants to purchase our common stock at a purchase price of $0.25 per share. The warrants are exercisable for a period of two years from the date of issuance. The 1,000,000 warrants have been issued to Holm Investments Ltd. and Holm Investments Ltd. has transferred the two URL's to us. Through December 31, 2000, Holm had exercised 790,000 of such warrants. During 2001, the remaining 210,000 warrants expired. We also rent office space from Holm Investments Ltd. (see Item 2). Other than the relationships described within this paragraph, there are no other relationships between Holm Investments Ltd. and us.

MAY JOAN LIU.

On November 19, 1999, we entered into a URL purchase agreement with May Joan Liu whereby we purchased from May Joan Liu three URL's registered as "Thankyou2u.com", "Homeaccents2u.com" and "Necessities2u.com". In exchange for the three URL's, we issued May Joan Liu 650,000 shares of our common stock. The shares have been issued to May Joan Liu and May Joan Liu has transferred the three URL's to us. May Joan Liu is a business consultant and provides investment banking services to us. Other than the relationships described in this paragraph and in Item 12, there are no other relationships between May Joan Liu and us.

CARDTEK (INTERNATIONAL) HOLDINGS LTD.

On November 24, 1999, we entered into a URL purchase agreement with CardTek (International) Holdings Ltd., a Gibraltar corporation, whereby we purchased from CardTek (International) Holdings Ltd., four URL's registered as "Gaming2u.com", "Weddings2u.com", "Essentials2u.com" and "Theorient2u.com". In exchange for the four URL's, we issued CardTek (International) Holdings Ltd. 800,000 shares of our common stock. The shares have been issued to CardTek (International) Holdings Ltd. and CardTek (International) Holdings Ltd. has transferred the four URL's to us. Other than the relationship described in this paragraph, there are no other relationships between us and Cardtek (International) Holdings Ltd.

RICHARD ANGELO HOLMES.

On November 25, 1999, we entered into a URL purchase agreement with Richard Angelo Holmes , whereby we purchased from Richard Angelo Holmes two URL's registered as "Things2u.com" and "Arrangements2u.com". In exchange for the two URL's, we agreed to issue Richard Angelo Holmes 250,000 shares of our common stock. The shares have been issued to Richard Angelo Holmes and Richard Angelo Holmes has transferred the two URL's to us. Other than the relationship described in this paragraph, there are no other relationships between us and Richard Angelo Holmes.

CYBERMALL CONSULTING SERVICES LTD.

On November 25, 1999, we entered into a URL purchase agreement with Cybermall Consulting Services Ltd., a Bahamian corporation ("Cybermall"), whereby we purchased from Cybermall, two URL's registered as "Website2u.com" and "Gourmet2u.com". In exchange for the two URL's, we issued Cybermall 500,000 shares of our common stock. The shares have been issued and Cybermall has transferred the four URL's to us. Other than the relationship described in this paragraph, there are no other relationships between us and Cybermall Consulting Services Ltd.

OUR SUBSIDIARY-- CARDSTAKES.COM, INC.

On February 19, 1999, we caused PDTech.com, a Nevada corporation, to be formed as our subsidiary. On June 8, 1999, PDTech.com changed its name to CardStakes.com, Inc., ("CardStakes.com"). At the time CardStakes.com was incorporated, it was contemplated that founders would be issued founders shares in CardStakes.com in consideration for incorporating and initially financing CardStakes.com.

Between June 15, 1999, and July 7, 1999, CardStakes.com issued 7,126,531 shares of its common stock to us pursuant to the sub-licensing agreement between us and CardStakes.com. Under the licensing agreement, Cardstakes.com purchased the right to utilize and exploit the technology necessary to sell greeting cards over the Internet (more particularly described in the Compte Agreement). On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of CardStakes.com's common stock for every eight (8) shares of our common stock. We issued a total of 2,199,779 shares of CardStakes.com's common stock to our shareholders. The purpose for issuing these shares in Cardstakes.com to 2Uonline.com, Inc. shareholders was a just reward for their patience in what has been a slow implementation of the Cardstakes.com business. On September 10, 1999, and in consideration for the removal of the anti-dilution provision from CardStakes.com's Articles of Incorporation (more particularly described in Item 12.5.), CardStakes.com issued an additional 2,000,000 shares of its common stock to us. Currently, we own a 59% interest in CardStakes.com. We valued the assets transferred to CardStakes.com at $1,470,000.00 based on our historical cost basis. Any and all assets acquired by CardStakes.com from us will be recorded in CardStakes.com's financial statements at our historical cost basis.

As discussed above, the Compte Agreement allows us to grant sublicenses in certain proprietary technology to third parties on terms agreeable to Compte De Sierge. On June 15, 1999, CardStakes.com became such a third party licensee. In consideration for the sub-license, Cardstakes.com will pay a sub-licensing fee to us based on the amount of revenue earned by the Cardstakes.com website. Specifically, CardStakes.com has agreed to pay us an amount equal to fifty-one percent (51%) of the gross revenue which includes, without limitation, revenue derived from any and all value generated by the CardStakes.com website. The payments shall be paid to us weekly and each payment shall be accompanied by a statement of Gross Revenue in a form acceptable to us. The agreement also required CardStakes.com to issue 2UOnline.com 7,126,531 shares of CardStakes.com's common stock. Finally, we agreed with CardStakes.com that all proprietary information exchanged between us and CardStakes.com would be kept confidential.

THE GREETING CARD INDUSTRY. Based on our research, including, but not limited to, searching the Internet for similar operations, we believe that the greeting card website designed by CardStakes.com is the first Internet site to combine a greeting card and a scratch and win entry. A card from CardStakes.com can feature special effects, animation, music, and custom designs. The cards at www.cardstakes.comcan be sent free with or without a purchase while visiting any of the websites set up by us. The CardStakes.com website is currently not operational and currently does not offer any products. CardStakes.com is attempting to update its website and complete the maintenance. We cannot predict when CardStakes.com will complete its maintenance and development activities.

According to information gathered by us from the website maintained by the Greeting Card Association , an organization representing card publishers and allied members of the greeting card industry, in 1998, the purchase of over 7 billion greeting cards by American consumers generated a total of $7.5 billion in United States retail sales. Also, according to the Greeting Card Association, of the total greeting cards purchased annually, roughly half are seasonal and the remaining half are everyday cards.

CARDSTAKES.COM'S ELECTRONIC GREETING CARD. Once operational, customers of CardStakes.com will be able to send animated, singing, speaking, personally customized, virtual cards over the Internet for free with or without a purchase from one of our websites (described below). The greeting card will contain a scratch and win ticket that offers discounts and/or coupons. The recipient will have 30 days, from the date sent, to view and review his/her card as many times as they wish. After the initial 30 day period, the card will be deleted unless the recipient becomes a member of the Cardstakes.com website prior to the 30th day. Membership on the CardStakes.com website is free. Cardstakes.com will rely on advertising on its website to generate revenue. CardStakes.com has not entered into any advertising relationships as its website is not yet operational. CardStakes.com anticipates that it will begin selling advertising space on its website shortly after the website becomes operational.

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

OUR WEBSITES. We have various planned websites which are not yet operational. We plan to utilize the URL's we purchased to establish various websites. We anticipate that our websites, once fully developed, will offer products such as jewels, flowers, chocolates and original art. We anticipate that revenue will be generated from the sale of products at our websites.

Since neither CardStakes' websites nor ours are operational, we are not earning revenues or currently offering or selling any products over our websites. We anticipate that the websites will be operational after the updates are completed and we are able to acquire another merchant account (see credit card processing section above). Until we are re-listed on the Over-the-Counter Bulletin Board and we are able to acquire another merchant account, our websites and the Cardstakes.com website will likely remain down.

OWNERSHIP INTERESTS. The following chart specifies our stock ownership:

Percent Ownership     Entity                   Nature of Ownership
-----------------     ---------------------    -------------------
        50.65%        Cardstakes.com           4,926,752 Shares of Common Stock
        24.58%        Precise Life Sciences    4,815,839 Shares of Common Stock

EMPLOYEES. We currently have 4 part-time employees and 3 full-time employees. None of our employees are subject to any collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY.

Property Held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property        December 31, 2001       December 31, 2000
--------        -----------------       -----------------
 Cash               US $5,607               US $9,121

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. We do not own any real property. However, we do lease space from Holm Investments Ltd., a shareholder of the Company. We lease the space for a total of $2,050.00 a month. The term of the lease expires on August 1, 2003.

ITEM 3.  LEGAL PROCEEDINGS.

LANSOURCE LITIGATION.

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

CREDIT CARD PROCESSING.

Within the Section entitled "Credit Card Processing" appearing in this Form 10KSB, we discuss our credit card processing activities. We are currently pursuing payment of chargebacks from clients for which we performed credit card processing activities. If we are unable to recover the fees and costs due from such clients, we plan to pursue legal action to collect the sums we believe we are owed.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information retarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. We are currently listed on the Pink Sheets maintained by the NASD under the symbol "TWOU". We filed Amendment No. 4 to our Registration Statement on Form 10-SB in an attempt to be re-listed on the OTCBB and have received a comment letter dated February 8, 2002. We have been instructed by the SEC to respond to the comment letter in this Form 10-KSB.

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

All of the shares issued during the fiscal year 2000 were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission as all the purchasers were Non-U.S. residents as that term is defined in relevant securities regulations. During the fiscal year 2001, there were no issuances of shares. As at December 31, 2001, the number of shares of common stock that maybe sold pursuant to Rule 144 is approximately 11,310,480 shares.

As of December 31, 2001 there were no stock options outstanding. However, warrants are outstanding to purchase 140,000 shares of our common stock at $.25 per share which expire by their own terms on July 16, 2002.

CardStakes.com Stock Transfer. On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of CardStakes.com's common stock for every eight (8) shares of our common stock held by the shareholder. We issued a total of 2,199,779 shares of CardStakes.com's common stock to our shareholders. The purpose for issuing the CardStakes.com shares to our shareholders was to reward our shareholders for their patience.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

* a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

* a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

* a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

*       a toll-free telephone number for inquiries on disciplinary actions;

* definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

* such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

*       the bid and offer quotations for the penny stock;

* the compensation of the broker-dealer and its salesperson in the transaction;

* the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

* monthly account statements showing the market value of each penny stock held in the customer's account.

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

LIQUIDITY AND CAPITAL RESOURCES.   At December 31, 2001, we had cash resources
of US $5,607, total current assets of US $79,893 and total current liabilities of US $320,029. At December 31, 2001, total current assets exceeded total current liabilities by US $240,046. The cash and equivalents constitute our present internal sources of liquidity. We have one external source of liquidity, that being the sale of our common stock.

RESULTS OF OPERATIONS. We have not yet realized any significant revenue from operations, nor do we expect to in the foreseeable future. Loss from operations increased from $1,000.00 for the year ended December 31, 1997, to $10,797 for the year ended December 31, 1998, to $4,201,051 for the year ended December 31, 1999. The net loss decreased to $1,350,249 for the year ended December 31, 2000 and increased to $1,495,844 for the year ended December 31, 2001. Our losses from September 13, 1993 (inception), to December 31, 2001, were $7,058,941.
Such losses were due primarily to the write-off of URL acquisitions costs a well as the write-down of URL's, the write-down of the technology license,the equity loss from Asdar Group(now Precise Life Sciences Ltd.), website expenses, payment of consulting fees, management fees, and payment of fees for investor relations.

In order to address the going concern problem discussed in our financial statements, we will require additional working capital. We will also require additional funds to implement our business strategies, including funds for:

*       payment of increased operating expenses, and

*       further implementation of those business strategies.

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

AUDIT COMMITTEE As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

AUDIT FEES As of the date of this Annual Report, we have incurred $11,000 as fees billed by our principal independent accountants for professional services rendered in connection with preparation of our audited financial statements for the fiscal year ended December 31, 2001. For the fiscal year ended December 31, 2001, we have incurred $13,300 as fees billed by our principal independent accountant for all other non-audit services (such as review of our quarterly financial statements and other related services).

ITEM 7.  FINANCIAL STATEMENTS




                              2U ONLINE.COM, INC.

                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



AUDITORS' REPORT.............................................................F-1

CONSOLIDATED BALANCE SHEETS..................................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY.........................F-4 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F-9 - F-14

                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of 2U Online.com, Inc.

We have audited the consolidated balance sheets of 2U Online.com, Inc. (a development stage company) as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

                                                             /s/ LaBonte & Co.
                                                             - ---------------
                                                                 LaBonte & Co.

                                                         CHARTERED ACCOUNTANTS
Vancouver, B.C.
March 31, 2002


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 31, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                             /s/ LaBonte & Co.
                                                             - ---------------
                                                                 LaBonte & Co.

                                                         CHARTERED ACCOUNTANTS
Vancouver, B.C.
March 31, 2002

                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS


                                                                            December 31,         December 31,
                                                                                2001                2000
                                                                            -----------          ------------
ASSETS
CURRENT ASSETS
        Cash                                                             $        5,607        $        9,121
        Taxes recoverable                                                           480                   741
        Due from related party                                                    2,000                 2,000
        Current portion of Service Contracts (Note 4)                            71,896               208,248
                                                                            -----------          ------------
                                                                                 79,983               220,110

INVESTMENT IN ASDAR GROUP (Note 3)                                              764,344             1,744,868
SERVICE CONTRACTS (Note 4)                                                      123,964               195,858
FURNITURE AND EQUIPMENT, net of depreciation                                     20,303                25,125
WEBSITE DEVELOPMENT COSTS                                                             -               126,876
OTHER INTANGIBLE ASSETS                                                          35,189                35,189
                                                                            -----------          ------------

                                                                         $    1,023,783        $    2,348,026
                                                                            ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities                         $      133,461        $      103,812
        Loans payable                                                             5,000                30,000
        Due to related company (Note 9)                                         181,568                14,616
                                                                            -----------          ------------
                                                                                320,029               148,428
                                                                            -----------          ------------
STOCKHOLDERS' EQUITY
        Common stock, $.0001 par value, 100,000,000 shares authorize              3,160                 3,160
        2001 - 31,597,500, 2000 - 31,597,500 issued and outstanding
        Additional paid-in capital                                            7,979,513             7,979,513
        Deficit accumulated during the development stage                     (7,278,919)           (5,783,075)
                                                                            -----------          ------------
                                                                                703,754             2,199,598
                                                                            -----------          ------------
                                                                         $    1,023,783        $    2,348,026
                                                                            ===========          ============

The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            September 13,
                                                            Year ended             Year ended             1993 (inception)
                                                            December 31,           December 31,           to December 31,
                                                            2001                   2000                        2001
                                                         -------------          ------------                  -----------

REVENUES
        Processing Fees (Note 8)                        $            -        $       98,425               $       98,425
        Sale of Oil & Gas Interest                                   -                47,501                       47,501
        Interest Income                                          1,286                 1,641                        2,927
                                                         -------------          ------------                  -----------
                                                                 1,286               147,567                      148,853
                                                         -------------          ------------                  -----------
GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing                                    -                 8,548                       55,305
        Depreciation                                             8,017                 7,906                       20,691
        Consulting fees                                         62,026               153,571                      772,700
        Investor relations                                     148,746               172,352                      336,870
        Management fees                                         24,000                27,350                      298,654
        Office and general                                      68,469                70,232                      223,904
        Professional fees                                       55,833               121,799                      258,251
        Stock-based compensation                                     -                     -                      253,669
        Travel and accommodation                                11,071                42,987                      143,034
        Wages and benefits                                      33,997                59,350                      105,657
        Website development costs                              126,876               218,806                      345,682
        Write-down of URLs                                           -                     -                    1,624,004
        Write-down of technology license                             -               600,000                    2,055,938
        Write-off of other assets                                    -                     -                      145,186
                                                         -------------          ------------                  -----------
                                                               539,035             1,482,901                    6,639,545
                                                         -------------          ------------                  -----------

LOSS BEFORE THE FOLLOWING                                     (537,749)           (1,335,334)                  (6,490,692)
EQUITY LOSS FROM ASDAR GROUP                                  (958,095)              (90,132)                  (1,048,227)
MINORITY INTEREST IN LOSS FOR THE YEAR                               -                75,217                      479,978
                                                         -------------          ------------                  -----------
NET LOSS FOR THE PERIOD                                $    (1,495,844)       $   (1,350,249)              $   (7,058,941)
                                                         =============          ============                  ===========

BASIC NET LOSS PER SHARE                               $         (0.05)       $        (0.04)
                                                         =============          ============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                                         31,597,500            30,694,075
                                                         =============          ============

The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                                 Additional        During the
                                                  Number of                      Paid In           Development
                                                  shares           Amount        Capital           Stage                Total
                                               ------------       -------        ----------        -----------       ----------
Balance, September 30, 1993                        10,000        $    100      $        900       $    (1,000)     $          -

Net loss for the years ended
        December 31, 1993
        through 1997                                    -               -                 -                 -                 -

July 30, 1998 - changed from
        $.01 par value to
        $.0001 par value                                -             (99)               99                 -                 -

July 30, 1998 - forward
        stock split 200:1                       1,990,000             199              (199)                -                 -

October 21, 1998 - forward
        stock split 3:1                         4,000,000             400              (400)                -                 -

Net loss for the year ended
        December 31, 1998                               -               -                 -           (10,797)          (10,797)
                                              -----------       ---------       -----------       -----------       -----------

Balance, December 31, 1998                      6,000,000             600               400           (11,797)          (10,797)

January 6, 1999 - common stock
        issued for Rising Phoenix
        finders' fee at $0.30
        per share                                 800,000              80           239,920                 -           240,000

January 6, 1999 - common stock
        issued for cash and
        management remuneration
        at $0.30 per share                        600,000              60           179,940                 -           180,000

January 28, 1999 - commons stock
        issued for services at
        $0.36 per share                           600,000              60           215,940                 -           216,000

February 26, 1999 - common stock
        issued for services at
        $0.36 per share                           500,000              50           179,950                 -           180,000

April 14, 1999 - common stock
        issued for cash (net of
        finance fee of $99,500)
        at $0.08 to $0.25 per share             7,127,500             713           899,787                 -           900,500

        Less:  fair value of
        warrants issued on financing                    -               -          (764,095)                -          (764,095)

April 14, 1999 - warrants
        issued on financing                             -               -           764,095                 -           764,095

April 23, 1999 - stock-based
        compensation                                    -               -           210,706                 -           210,706

April 28, 1999 - common stock
        issued for technology licence
        finder's fee at $0.30 per share           400,000              40           119,960                 -           120,000

June 15, 1999 - common stock issued
        for technology license at
        $0.30 per share                         3,000,000             300           899,700                 -           900,000

June 15, 1999 - common stock
        issued for services at
        $0.25 per share                            20,000               2             4,998                 -             5,000

June 30, 1999 - common stock issued
        for services at $0.26 per share           250,000              25            64,975                 -            65,000

July 15, 1999 - warrants issued
        for URL purchase                                -               -           328,858                 -           328,858

July 20, 1999 - common stock
        issued for cash on exercise of
        warrants at $0.30 per share               800,000              80           239,920                 -           240,000


The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                  Deficit
                                                                                                  Accumulated
                                                                                 Additional       During the
                                                  Number of                      Paid In          Development
                                                  shares           Amount        Capital          Stage                 Total
                                               ------------       -------        ----------       -----------        ----------


September 1, 1999 - warrants issued
        for URL purchase                                -               -           220,146                 -           220,146

September 1, 1999 - common stock
        issued for cash on exercise
        of warrants at $0.30 per share            100,000              10            29,990                 -            30,000

October 14, 1999 - common stock issued
        for cash on exercise of
        warrants at $0.25 per share                40,000               4             9,996                 -            10,000

October 22, 1999 - stock-based
        compensation                                    -               -            42,963                 -            42,963

November 3, 1999 - common stock issued
        for cash on exercise
        of warrants at $0.25 per share            100,000              10            24,990                 -            25,000

November 9, 1999 - common stock issued
        for technology
        license at $0.30 per share              3,000,000             300           899,700                 -           900,000

November 15, 1999 - common stock issued
        for cash on exercise
        of warrants at $0.25 per share            200,000              20            49,980                 -            50,000

November 19, 1999 - common stock issued
        for acquisition of
        URL's at $0.30 per share                  650,000              65           194,935                 -           195,000

November 24, 1999 - common stock
        issued for acquisition of
        URL's at $0.30 per share                  800,000              80           239,920                 -           240,000

November 25, 1999 - common stock issued
        for acquisition of
        URL's at $0.30 per share                  500,000              50           149,950                 -           150,000

November 25, 1999 - common stock issued
        for acquisition of
        URL's at $0.30 per share                  250,000              25            74,975                 -            75,000

November 29, 1999 - common stock issued
        for cash on exercise
        of warrants at $0.25 per share             40,000               4             9,996                 -            10,000

December 6, 1999 - common stock issued
        for cash on exercise
        of warrants at $0.25 per share             50,000               5            12,495                 -            12,500

December 9, 1999 - common stock issued
        for cash on exercise
        of warrants at $0.25 per share             50,000               5            12,495                 -            12,500

Dividends paid                                          -               -                 -          (219,978)         (219,978)

Net loss for the year ended
        December 31, 1999                               -               -                 -        (4,201,051)       (4,201,051)
                                              -----------       ---------       -----------       -----------       -----------
Balance, December 31, 1999                     25,877,500           2,588         5,557,585        (4,432,826)        1,127,347


The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                                  Additional       During the
                                                 Number of                        Paid In          Development
                                                 shares            Amount         Capital          Stage                 Total
                                              ------------        -------         ----------       -----------        ----------

January 24, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 50,000               5            12,495                  -           12,500

January 26, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 80,000               8            19,992                  -           20,000

January 31, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 50,000               5            12,495                  -           12,500

February 8, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 50,000               5            12,495                  -           12,500

February 9, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 50,000               5            12,495                  -           12,500

February 11, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                150,000              15            37,485                  -           37,500

February 18, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                150,000              15            37,485                  -           37,500

February 24, 2000 - common stock
    issued for services at $0.85
    per share                                     700,000              70           594,930                  -          595,000

February 24, 2000 - common stock
    issued for interest in oil
    and gas property                            3,800,000             380         1,519,620                  -        1,520,000

February 24, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 50,000               5            12,495                  -           12,500

February 28, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                100,000              10            24,990                  -           25,000

March 2, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                      -               5            12,495                  -           12,500

March 8, 2000 - common stock
    of warrants at $0.25 per share
    issued for cash on exercise                    50,000               5            12,495                  -           12,500

March 17, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 50,000               5            12,495                  -           12,500

March 24, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                100,000              10            24,990                  -           25,000

March 31, 2000 - common stock
    issued for cash on exercise
    of warrants at $0.25 per share                 50,000               5            12,495                  -           12,500

The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                                 Additional        During the
                                                  Number of                      Paid In           Development
                                                  shares           Amount        Capital            Stage               Total
                                               ------------       -------        ----------        -----------       ----------


April 12, 2000 - common stock issued
    for cash on exercise of warrants
    at $0.25 per share                    $        50,000       $       5     $      12,495       $          -     $     12,500

April 28, 2000 - common stock issued
    for cash on exercise of warrants
    at $0.25 per share                             50,000               5            12,495                  -           12,500

August 10 2000 - common stock issued
    for services at $0.30 per share                50,000               5            14,995                  -           15,000

October 5, 2000 - common stock issued
    for cash on exercise of warrants
    at $0.25 per share                             40,000               4             9,996                  -           10,000

Net loss for the year ended
    December 31, 2000                                                                               (1,350,249)      (1,350,249)
                                               ------------       -------        ----------        -----------       ----------

Balance, December 31, 2000                     31,597,500           3,160         7,979,513         (5,783,075)       2,199,598

Net loss for the year ended
    December 31, 2001                                                                               (1,495,844)      (1,495,844)
                                               ------------       -------        ----------        -----------       ----------

Balance, December 31, 2001                $    31,597,500       $   3,160     $   7,979,513       $ (7,278,919)    $   $703,754
                                               ============       =======        ==========        ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  September 13,
                                                                   Year ended             Year ended             1993 (inception)
                                                                   December 31,           December 31,           to December 31,
                                                                       2001                   2000                    2001
                                                                  ------------           ------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                               $    (1,495,844)        $   (1,350,249)          $    (7,058,941)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    8,017                  7,906                    20,691
        non-cash consulting fees                                       59,500                 54,541                   579,992
        non-cash management fees                                            -                      -                   224,000
        non-cash investors relations fees                             148,746                136,352                   285,098
        stock-based compensation                                            -                      -                   253,669
        non-cash component of URL write-down                                -                      -                 1,179,004
        write-down of technology license                                    -                600,000                 2,055,938
        write-off of website development costs                        126,876                      -                   126,876
        equity loss from Asdar Group                                  958,095                 90,132                 1,048,227
        minority interest in loss for the period                            -                (75,217)                 (479,978)
                                                                 ------------           ------------              ------------
                                                                     (194,610)              (536,535)               (1,765,424)
        net changes in working capital items                           29,910                185,140                   239,349
                                                                 ------------           ------------              ------------
CASH USED IN OPERATING ACTIVITIES                                    (164,700)              (351,395)               (1,526,075)
                                                                 ------------           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                      -                   (75,000)
        Technology license                                                  -                      -                  (135,938)
        Acquisition of furniture and equipment                         (3,195)                (9,301)                  (44,278)
        Disposition of furniture and equipment                              -                 11,582                    11,582
        Website development costs                                           -                      -                  (126,876)
        Other intangible assets                                             -                      -                    (5,189)
        Proceeds from sale of shares of Asdar Group                    22,429                      -                    22,429
        Cash acquired on acquisition of Cardstakes.com, Inc.                -                      -                   210,000
                                                                 ------------           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                   19,234                 (9,301)                 (143,270)
                                                                 ------------           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Advances to related party                                     141,952                      -                    84,952
        Net proceeds on sale of common stock                                -                292,500                 1,590,000
                                                                 ------------           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES                                  141,952                304,082                 1,674,952
                                                                 ------------           ------------              ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (3,514)               (56,614)                    5,607

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          9,121                 65,735                         -
                                                                 ------------           ------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $         5,607         $        9,121           $         5,607
                                                                 ============           ============              ============

The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2001 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Long-term Investments

The Company follows the equity method of accounting for its investments in companies in which it owns more than 20% and less than 50% and over which it exercises significant influence. Under this method, the Company includes its share of the earnings or losses of these affiliated companies.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.

NOTE 3 - INVESTMENT IN ASDAR GROUP

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with ASDAR Group, a Nevada Corporation ("ASDAR"). Pursuant to the Agreement, ASDAR purchased all of the Registrant's title and interest in the Wyoming Property. In exchange, ASDAR issued 5,000,000 of its common stock to the Company, representing approximately a 48% interest in ASDAR. The President and a director of the Company is the Secretary and a director of ASDAR. In addition, a shareholder of the Company was issued 475,000 shares of ASDAR's common stock as a finder's fee for services relating to the agreement. During the year the Company sold 65,000 of these shares of ASDAR's for proceeds of $22,429. Also during the year ASDAR issued shares of its common stock resulting in the reduction of the Company's equity interest in ASDAR from 48% to 36%.


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

Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., a company controlled by a significant shareholder, with a 5-year term, whereby Palisades will provide investment- banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock.

At December 31, 2001 the prepaid portion of the service contracts totaled $195,860.

NOTE 5 - TECHNOLOGY LICENSE

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

NOTE 5 - TECHNOLOGY LICENSE (cont'd)

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

NOTE 7 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. To date, no options have been exercised or forfeited and 1,500,000 options have expired leaving no options outstanding as at December 31, 2001. In addition, warrants were outstanding to purchase 470,000 common shares at a price of $.25 per share to July 15, 2001, 140,000 common shares at a price of $.25 per share to July 15, 2002, and 910,000 common shares at a price of $.25 per share to November 15, 2001. During the year 1,380,000 of these warrants expired leaving 140,000 warrants outstanding as at December 31, 2001.

NOTE 8 - CREDIT CARD PROCESSING

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

NOTE 8 - CREDIT CARD PROCESSING (cont'd)

In November 2000, the Company began to receive a significant number of charge backs from its clients and the reserves held back were eliminated. On November 8, 2000 the Company was notified by MPact Immedia Transaction Services Ltd. that it was terminating the processing activities and in turn, the Company instructed its clients it would no longer be processing their transactions. All card-processing activities were put on hold and the Company does not intend to resume the card processing service.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company paid cash to directors for management fees totalling $5,891 ($27,350
- 2000) for the year ended December 31, 2001.

During the year ended December 31, 2001, Palisades received $62,026 ($104,873 -
2000) for consulting and other services and reimbursement of expenses incurred on behalf of the Company (Refer to Note 4).

At December 31, 2001 a total of $181,568 is owing to Asdar Group for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Changes in Registrant's Certifying Accountant pursuant to Item 304 (A) of Regulation S-B:

On May 17, 2000, we decided to terminate our relationship with our principal independent accountant, James E. Slayton, CPA. The decision to change accountants was approved by our Board of Directors. Financial statements prepared by Mr. Slayton contained no adverse opinion or disclaimer of opinion. However, we believe that our failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934, was to some extent, attributable to the negligence of Mr. Slayton. On June 13, 2000, a Statement of Claim, on behalf of the Company as Plaintiff, was filed in District Court, Clark County, Nevada and served on James E Slayton, Carolyn Slayton, and Dianne Bennitt as co-defendants. Our lawsuit contained the following allegations: (i) First Cause of Action - Damages for Negligence; (ii) Second Cause of Action - Damages for Deceit; (iii) Third Cause of Action - Breach of Contract; (iv) Fourth Cause of Action - Fraud; and (v) Fifth Cause of Action - Negligent Misrepresentation of Fact. On or about May 4, 2001, we dismissed without prejudice, the lawsuit against Mr. Slayton. We did reserve the right to pursue the matter again in the future if we feel such action is prudent. On May 17, 2000, we engaged the firm of Schvaneveldt & Company, 275 East South Temple Street, Suite 300, Salt Lake City, Utah 84111 as our new principal accountant. There were no disagreements with Mr. Schvandeveldt and Mr. Schvandeveldt never issued an accounting report. Unfortunately, on or about September 9, 2000, Mr. Schvanaveldt, passed away suddenly.

On or about September 21, 2000, Labonte & Co., chartered accountants, 1095 West Pender Street, Suite 1205, Vancouver, B.C., Canada V6E 2M6 executed an engagement letter agreeing to act as our auditors. Labonte & Co.are our current auditors.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address                        Age     Position                            Term as Director
---------------------------------       ---     ----------------------              ------------------------------
Robert Klein
4540 Woodgreen Place
West Vancouver, British Columbia
Canada  V7S 2V6                         53      President/Director                  From March 16, 2001 to present


Robert Waters
1358 W. Georgia Street, Suite 2025
Vancouver, British Columbia
V6E 4S2                                 51      Director                            From March 30, 2001 to present

Ferdinand Marehard
1270 Robson Street, Suite 406
Vancouver, British Columbia V6E 3Z6     72      Secretary/Treasurer and Director    From October, 1998 to present


ROBERT KLEIN is our President and a member of our Board of Directors. Mr. Klein graduated in 1971 from the University of Waterloo with a degree in Applied Math. Mr. Klein belongs to the Fellow of Canadian Securities Institute. From October 6, 1972 to May 30, 1982, Mr. Klein was a Vice President of Corporate Finance at Bond Street International Securities. From June 1, 1982 to January 31, 1988, he was on the Board of Directors of Yorkton Securities. From February 1, 1988 to January 31, 1989, he was on the Board of Directors of First Vancouver Securities. From February 1, 1989 to January 31, 1992, Mr. Klein was a salesman for Georgia Pacific Securities. From February 1, 1992 to the present, Mr. Klein has worked as a self-employed consultant. The majority of Mr. Klein's consulting work involved the analytical review and discussion of the merits of properties in the oil and gas industry.

ROBERT WATERS is a member of our Board of Directors. In 1978, Mr. Waters graduated from the University of British Columbia in Vancouver with a degree in Political Science. In 1982, Mr. Waters graduated from York University in Toronto, Canada with a Masters in Business Administration. He also achieved a two-year course in Finance and Investment at Vancouver City College. From July 1982 to December 1982, Mr. Waters was a personal financial planner for Executive Financial Services, a financial planning firm. From January 1983 to September 1983, he was a manager at Nyco Group of Companies. From January 1984 to March 1984, he was a consultant with George S. May International, a management consulting firm. From April 1984 to September 1984, Mr. Waters was a Vice President at Globe Business Consultants, a management consulting firm. From November 1984 to March 1988, Mr. Waters was a stock broker for Levesque Securities National Bank Financial, a brokerage firm. From March 1985 to October 1988, he was an instructor at The Canadian Securities Institute, a firm which provided licensing for stock brokers. From May 1985 to February 1987, Mr. Waters was an instructor on taxation and personal financial planning at Langara College. From March 1988 to November 1988, he was a stockbroker for Davidson Partners, a brokerage firm. From December 1988 to November 1989, he was a stockbroker for Pacific International Securities, a brokerage firm. From December 1989, to September 1998, Mr. Waters was a stock broker for Georgia Pacific Securities, a brokerage firm. From September 1998 to July 1999, he provided consulting services to Business Development, a business consulting firm. The consulting services provided by Mr. Waters to Business Development involved consulting on corporate development strategies for corporations and preparing business plans. From September 1999 to September 2000, he provided Las Vegas from home.com services related to public and broker relations and financial analysis. From March 2000 to the present, Mr. Waters has been the President of Global Performance Capital, an investor relations firm. From September 2000 to the present, Mr. Waters has been the President of Precise Life Sciences (formerly "ASDAR Group"), a reporting company involved in the oil and gas sector. Precise Life Sciences' business is more particularly described above.

FERDINAND MAREHARD is our Secretary, Treasurer and a member of our Board of Directors. From 1975 through 1981 Mr. Marehard was the president of Hesca Resources Corp., Ltd.; from 1982 through 1984 he was the president of Demus Petro Corporation; and from 1979 through 1984 he was the president of Mar-Gold Resources, Ltd. These entities participated in the oil and gas industry and the mining industry. During this period, Mr. Marehard had a broad range of management duties for these companies, including oversight of drilling and production of oil wells in Kentucky, Texas and Utah. He also negotiated the acquisition of several properties in the Greenwood-Grandforks gold camp and negotiated financing for the various company operations. Mr. Marehard has experience in prospecting, including examination of property in the field. He has supervised placer gold leases in the Yukon and has identified and negotiated for silver, lead, zinc and copper bearing property on Vancouver Island, British Columbia. He has experience in mining and exploration for precious and base metals in British Columbia, the Yukon, the Northwest Territories and the United States. Mr. Marehard was the president of West-Mar Resources Ltd. ("West-Mar") from 1984 through 1994, during which time he managed West-Mar's participation in various foreign and domestic gas and oil leases. In 1985, Mr. Marehard managed West-Mar's participation in the development of six gas wells in Indiana, and also participated in negotiations for the acquisition of a 1,200,000 acre oil concession in Liberia, West Africa. In 1986 he acquired, on behalf of West-Mar, a 5% working interest on 40,000 acres in Adams County, Indiana. From 1990 through 1994 he participated in drilling and developing a horizontal well and in waterflood oil production in Texas. He also acquired, on behalf of West-Mar, 17,000 acres of gas and oil leases in the state of Washington. From 1995 to present, Mr. Marehard provides consulting services to various companies who call upon his expertise in oil and gas exploration.

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

Mr. Waters was investigated in September ,1989 by the Disciplinary Executive Committee of the Vancouver Stock Exchange which concluded that Mr. Waters was responsible for a securities infraction while working for Pacific International Securities. Specifically, the Committee determined that Mr. Waters had entered into an improper financial deal with his client. Mr. Waters paid $3,300 in investigation costs and was ordered to retake the registered representatives exam, which he passed. There were no sanctions against Mr. Waters.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Not all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

TRANSACTIONS WITH PROMOTERS.

On January 28, 2000, we entered into an agreement with Palisades Financial Ltd., with a 5 year term, whereby Palisades Financial Ltd. agreed to provide investment banking services for 5 years in exchange for 350,000 shares of our common stock, subject to Rule 144 restrictions. Under the terms of the agreement, Palisades Financial Ltd. will use its best efforts to provided essential information to individuals and/or corporations whereby financing for 2Uonline.com, Inc. may result. If there is sufficient interest expressed by any individual or corporation, Palisades Financial Ltd. will put them in contact directly with the principals of 2Uonline.com, Inc. to pursue discussions further. Palisades Financial Ltd. will be responsible for all expenses incurred in performing services under this agreement. Palisades Financial Ltd. agrees to devote a minimum of 100 hours per month to perform its services. Either party may terminate this agreement at any time by giving 30 days written notice to the other party. Palisades Financial Ltd. is controlled by May Joan Liu, a significant shareholder of 2Uonline.com, Inc.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION. None of our current officers earned any compensation during the fiscal year ended December 31, 2001 nor do we expect any of our officers to earn compensation during the fiscal year ended December 31, 2002. However, a former officer and director, Jack Sha was paid $5,891 during the fiscal period ended December 31, 2001.

DIRECTORS' COMPENSATION. Our directors do not receive compensation in their capacities as directors. However, our directors are reimbursed for expenses incurred on behalf of us.

STOCK BASED COMPENSATION. During the year ended December 31, 1999, $253,669 in stock based compensation was recorded in our financial statements. Stock based compensation is an intrinsic value placed in respect to stock options granted to officers, directors and employees using the Black-Sholes option pricing model.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                                                                  Amount And Nature
Title of Class         Name of Beneficial Owner                   Of Beneficial Owner      Percent Of Class        Common Stock
--------------         ------------------------                   -------------------      ----------------        ------------

                       Compte De Sierge Accomodative Corp.(1)
                       34 - 20 Calle 34 Panama 5
                       Republic of Panama                              5,250,000                 16.62%            Common Stock

                       Rising Phoenix Development Group, Ltd.(2)
                       Suite 304, 409 Granville Street
                       Vancouver, B.C.  V6C 1T2                        3,800,000                 12.03%            Common Stock

                       CEDE & Co. (3)
                       The Depository Trust Co.
                       P.O. Box 222 Bowling Green Station
                       New York, New York 10274                        18,899,020                59.81%


(1) The beneficial owner of Compte De Sierge is Mario Vargas Barguil, Esq. Mr. Barguil's address is Ingram, Carles Orillana y Guardia, Edifico Marbella Tower II, Calle 54 Obarrio, Planta Baja, Local #2, Panama City, Panama.

(2) Rising Phoenix Development Group, Ltd. was a publicly traded corporation on the CDNX, the beneficial holders of which are not known to us. However, Robert Klein, our president and a member of our board of directors, is the president and a director of Rising Phoenix Development Group, Ltd. Rising Phoenix Development Group, Ltd. was delisted from the CDNX in December, 1997.

(3) We requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List, there are no holders of more than 5% of our issued and outstanding shares.

SECURITY OWNERSHIP BY MANAGEMENT. As of December 31, 2001, none of our directors and principal executive officers beneficially owned any of our common stock.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS.

RISING PHOENIX DEVELOPMENT GROUP LTD. As specified above, on January 15, 1999, we signed a letter of intent to acquire all of the corporate assets of Rising Phoenix Development Group, Ltd. in exchange for 3,800,000 shares of our common stock and seventy-five thousand dollars ($75,000). The President of Rising Phoenix, Robert Klein, was appointed to our Board of Directors on February 1, 1999. Mr. Klein resigned from our Board of Directors early in March 1999, citing personal reasons. On March 16, 2001, Mr. Klein was again appointed to our Board of Directors. At the time of the transaction, Robert Klein was the holder of 750,000 non-tradeable escrow shares of Rising Phoenix.

ALBERTA PROPERTY, CANADA. Mr. Dan Drobot, the authorized signatory and agent representing Allstar Energy Limited, is also the authorized signatory and agent representing Jord-Ash Enterprises Ltd., our former joint venture partner in the Alberta Gas Project. Mr. Drobot initiated and finalized the sale of our interest in the Alberta Gas Project to Allstar Energy Limited. Mr. Drobot had no personal interest in the transaction.

LAK RANCH PROPERTY, WYOMING. Jack Sha, our former President and director, was nominated and appointed to the Board of Directors of Precise Life Sciences (formerly "ASDAR Group") on March 17, 2000. As discussed above, we sold our interest in the LAK Ranch Property to Precise Life Sciences. However, we have been informed that Jack Sha did not take part in the vote by Precise Life Science's Board of Directors to accept or reject the acquisition of the LAK Ranch Oil Project from us. We share office space with Precise Life Sciences. Robert Klein, our current President and a member of our Board of Directors, is a member of Precise Life Science's Board of Directors. Jack Sha had no personal interest in the transaction.

CARDSTAKES.COM. As of December 31, 2001, we had advanced a total of $692,675.20 (2000 - $692,675.20) to our subsidiary CardStakes.com to pay for operating expenses. We have not yet negotiated repayment terms. However, we anticipate that repayment of such funds will be contingent on CardStakes.com's results of operations. The outstanding amount due to us bears no interest.

CARDSTAKES.COM - ANTI-DILUTION PROVISION. IN ANTICIPATION OF THE ISSUANCE OF SHARES PURSUANT TO THE LICENSE AGREEMENT WE ENTERED INTO WITH OUR SUBSIDIARY, CARDSTAKES.COM, CARDSTAKES.COM AMENDED ITS ARTICLES OF INCORPORATION TO INCLUDE AN ANTI-DILUTION PROVISION PROVIDING FOR THE CONTINUOUS AND NONDILUTABLE 51% OWNERSHIP OF CARDSTAKES.COM BY US. IN SEPTEMBER 1999, WE AGREED WITH CARDSTAKES.COM THAT THE ANTI-DILUTION PROVISION SHOULD BE REMOVED FROM CARDSTAKES.COM'S ARTICLES OF INCORPORATION. AS CONSIDERATION FOR THE REMOVAL OF THE PROVISION, CARDSTAKES.COM AGREED TO ISSUE US 2,000,000 ADDITIONAL SHARES OF ITS COMMON STOCK. ON SEPTEMBER 10, 1999, CARDSTAKES.COM'S THEN PRESIDENT AND SECRETARY EXECUTED A CERTIFICATE OF AMENDMENT TO CARDSTAKES.COM'S ARTICLES OF INCORPORATION REMOVING THE ANTI-DILUTION PROVISION.

HOLM INVESTMENTS LTD & R. ANGELO HOLMES. We have the following relationships with R. Angelo Holmes, the beneficial owner of Holm Investments Ltd ("Holm"):

* Holm provided management consulting services to us for which we issued Holm 600,000 shares of our common stock. Specifically, Holm advised us on money management and asset acquisition. We valued those services at $216,000.00.

*       We purchased URL's from both Holm Investments Ltd. and R. Angelo Holmes.

*       We lease office spaces from Holm.

MAY JOAN LIU. We have the following relationships with May Joan Liu:

* May Joan Liu provided consulting services to us for which we issued to May Joan Liu 250,000 shares of our common stock. Specifically, May Joan Liu advised us on financial matters, marketing and promotion of our websites and assistance in public relations. We valued those services at $65,000.00.

*       We purchased URL's from May Joan Liu.

* We entered into an investment banking contract with Palisades Financial Ltd., a company in which May Joan Liu is an officer.

DIRECTORS. For the year ended December 31, 1999, we issued cash and common shares to directors for management fees totaling $247,340 as follows:

Jack Sha               $  13,904 - cash
                       $ 87,000 - 290,000 shares of 2Uonline.com, Inc. $ 50,000 - 50,000 shares of Cardstakes.com, Inc.

Ferdinand Marehard     $   9,400 - cash
                       $  87,000 - 290,000 shares of 2Uonline.com, Inc.

Total:                 $ 247,340 in cash and stock

For the year ended December 31, 2000, we paid $27,350 to Jack Sha, our former president and director and an additional $32,000 was payable to him. For the year ended December 31, 2001, we paid $5,891 to Jack Sha, our former president and director. In addition, we cancelled the $32,000 payable to Jack Sha as at December 31, 2001without disagreement.

PALISADES FINANCIAL LTD. For the year ended December 31, 2000, we paid $104,873 to Palisades Financial Ltd. for consulting and other services and reimbursement of expenses incurred on our behalf. For the year ended December 31, 2001, we paid $62,026 to Palisades Financial Ltd. Palisades Financial Ltd. is controlled by May Joan Liu, one of our shareholders.

ADVANCE FROM PRECISE LIFE SCIENCES. For the year ended December 31, 2000, we were advanced $14,616 from Precise Life Sciences, a company trading on the Over-the-Counter Bulletin Board which has common directors to us. For the year ended December 31, 2001, we were advanced an additional $166,952 from Precise Life Sciences, leaving an outstanding balance of $181,568. Beginning in December, 2001, these funds are being paid back periodically through the proceeds from the sale of Precise Life Sciences shares held by us.

FUTURE RELATED PARTY TRANSACTIONS. Although we have not yet formally adopted a policy for the resolution of conflicts regarding related party transactions, we do anticipate that we will fully disclose any and all related party transactions, including, but not limited to,

*       disclosing such transactions in prospectus' where required;

* disclose in any and all filings with the Securities and Exchange Commission, where required;

*       obtain uninterested directors consent;

* obtain shareholder consent where required; and (v) take any and all other action required by relevant law and /or our governing documents

Item 13.  Exhibits

Exhibit No.

10.17   Agreement between us and Palisades Financial Ltd.
10.18   Asset Purchase Agreement between us and J&S Overseas Holdings
10.19   Revised License Agreement between us and Compte De Sierge
23.1    Consent Of Independent Auditors

        Articles of Incorporation*
        Certificate of Amendment to Articles of Incorporation*
        Amended and Restated Articles of Incorporation*
        Certificate of Amendment to Articles of Incorporation****
        Bylaws*
        Letter of Agreement with Rising Phoenix Development Group*
        Letter of Intent with LANSource Technologies, Inc. *
        License Agreement with Compte De Sierge*
        Agreement to sell URL between us and Holm Investments**
        Agreement to sell URL between us and May Joan Liu***
        Sub-Licensing Agreement between us and CardStakes.com***
        Asset Purchase Agreement between us and Rising Phoenix Development Group***
        Agreement to sell URL between us and CardTek Holdings Ltd. ***
        Agreement to sell URL between us and R. Angelo Holmes***
        Agreement to sell URL between us and Cybermall Consulting Services Ltd. ***
        Asset Purchase Agreement for the sale of the LAK Ranch interest to Precise Life Sciences Ltd. ****
        Assignment of Working Interest from us to Precise Life Sciences Ltd. ****
        Rights Conveyance Agreement for the sale of interest in Alberta property to Allstar****
        Assignment of Working Interest from us to Allstar****
        Warrant Agreement with YENN Asset Management****
        Warrant Agreement with Holm Investments Ltd. ****


* Included as an exhibit to the original Registration Statement on Form 10-SB filed on May 17, 1999

** Included as an exhibit to the amendment to the Form 10-SB filed on December 13, 1999

*** Included as an exhibit to the amendment to the Form 10-SB filed on March 24, 2000

**** Included as an exhibit to the amendment to the Form 10-SB filed on August 2, 2001


SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2002.

                            2UOnline.com, Inc.,
                            a Delaware corporation

                            By: /s/ Robert Klein
                                    -----------------
                                    Robert Klein
                            Its:    President and a Director



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Klein                                            June 20, 2002
    ----------------
    Robert Klein
    President and a Director


/s/ Robert Waters                                           June 20, 2002
    ----------------
    Robert Waters
    Director


/s/ Ferdinand Marehard                                      June 20, 2002
    ----------------
    Ferdinand Marehard
    Secretary, Treasurer and a Director