Form 10QSB
period 2002-03-31
2U ONLINE COM INC
filed 2002-08-27
CIK 1076262

================================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2002, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

================================================================================



ITEM 1. Financial Statements


                            2U ONLINE.COM, INC.
                       (A Development Stage Company)

                  INTERM CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002
                                (Unaudited)


                            INDEX TO FINANCIALS

CONSOLIDATED BALANCE SHEETS............................................... F-2

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS............................. F-3

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS............................. F-4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS........................ F-5

                            2U ONLINE.COM, INC.
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS

                                                        March 31,         December 31,
                                                          2002                2001
                                                       (Unaudited)

                                    ASSETS

CURRENT ASSETS

    Cash                                             $        416        $      5,607
    Taxes recoverable                                           -                 480
    Due from related parties(Note 6)                        2,000               2,000
    Current portion of service contracts (Note 4)          59,500              71,896
                                                       ----------          ----------
                                                           61,916              79,983
                                                       ----------          ----------
INVESTMENT IN PRECISE LIFE SCIENCES LTD. (Note 3)         499,979             764,344
PREPAID SERVICE CONTRACTS (Note 4)                        109,090             123,964
FURNITURE AND EQUIPMENT, net of depreciation               18,780              20,303
OTHER INTANGIBLE ASSETS                                    35,189              35,189
                                                       ----------          ----------
                                                     $    724,954        $  1,023,783
                                                       ==========          ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
     Accounts payable and accrued liabilities         $   140,289       $     133,461
     Loans payable                                          5,000               5,000
     Due to related parties (Note 6)                      169,538             181,568
                                                       ----------          ----------
                                                          314,827             320,029
                                                       ----------          ----------

STOCKHOLDERS' EQUITY (Note 5)
        Common stock, $.0001 par value,
        100,000,000 shares authorized                       3,160               3,160
        31,597,500,(2001 -31,597,500
        issued and outstanding
        Additional paid-in capital                      7,979,513           7,979,513
        Deficit accumulated during the
          development stage                            (7,572,546)         (7,278,919)
                                                       ----------          ----------
                                                          304,972             703,754
                                                       ----------          ----------
                                                     $    724,954       $   1,023,783
                                                       ==========          ==========
CONTINGENCIES (NOTE 1)

The accompanying notes are an integral part of these interim consolidated financial statements.


                            2U ONLINE.COM, INC.
                       (A Development Stage Company)

               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       September 13,
                                                        Three Months          Three Months             1993 (inception)
                                                        ended March 31,       ended March 31,          to March 31,
                                                        2002                  2001                     2002
                                                        --------------        --------------           ---------------

REVENUES
        Processing Fees                                 $            -        $            -           $     98,425
        Sale of Oil & Gas Interest                                   -                     -                 47,501
        Interest Income                                              -                 1,138                  2,927
                                                         -------------          ------------              -----------
                                                                     -                 1,138                148,853
                                                         -------------          ------------              -----------
GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing                                    -                     -                 55,305
        Depreciation                                             1,523                 2,067                 22,214
        Consulting fees                                         14,875                14,875                787,575
        Investor relations                                      12,395                37,188                349,265
        Management fees                                          6,000                 6,000                304,654
        Office and general                                      11,059                23,498                234,963
        Professional fees                                          828                 7,085                259,079
        Stock-based compensation                                     -                     -                253,669
        Travel and accommodation                                     -                 1,243                143,034
        Wages and benefits                                         314                15,709                105,971
        Website development costs                                    -                     -                345,682
        Write-down of URLs                                           -                     -              1,624,004
        Write-down of technology license                             -                     -              2,055,938
        Write-off of other assets                                    -                     -                145,186
                                                         -------------          ------------             -----------
                                                                46,994               116,346               6,686,539
                                                         -------------          ------------             -----------

LOSS BEFORE THE FOLLOWING                                     (46,994)             (115,208)             (6,537,686)
EQUITY LOSS FROM PRECISE LIFE SCIENCE LTD                    (492,135)             (100,064)             (1,540,362)
DILUTION GAIN                                                 254,502                     -                 245,502
MINORITY INTEREST IN LOSS FOR THE PERIOD                            -                     -                 479,978
                                                         -------------          ------------             -----------
NET LOSS FOR THE PERIOD                                $     (293,627)       $     (215,812)          $  (7,352,568)
                                                         =============          ============             ===========

BASIC NET LOSS PER SHARE                               $       (0.009)       $       (0.007)
                                                         =============          ============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                                         31,597,500            30,703,938
                                                         =============          ============

The accompanying notes are an integral part of these consolidated financial statements.


                            2U ONLINE.COM, INC.
                       (A Development Stage Company)

               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  September 13,
                                                                   Three Months          Three Months             1993 (inception)
                                                                   ended March 31,       ended March 31           to March 31,
                                                                       2002                   2001                    2002
                                                                  ------------           ------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                               $     (293,627)        $     (215,812)          $    (7,352,568)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    1,523                  2,067                    22,214
        non-cash consulting fees                                       14,875                 14,875                   594,867
        non-cash management fees                                            -                      -                   224,000
        non-cash investors relations fees                              12,395                 37,188                   297,493
        stock-based compensation                                            -                      -                   253,669
        non-cash component of URL write-down                                -                      -                 1,179,004
        write-down of technology license                                    -                      -                 2,055,938
        write-off of website development costs                              -                      -                   126,876
        equity loss from Precise Life Sciences Ltd                    492,135                      -                 1,540,312
        dilution gain                                                (227,770)                     -                 (227,770)
        minority interest in loss for the period                            -                      -                 (479,978)
                                                                 ------------           ------------              ------------
                                                                         (469)              (61,078)               (1,765,893)
        net changes in working capital items                              (41)              (11,648)                   239,349
                                                                 ------------           ------------              ------------
CASH USED IN OPERATING ACTIVITIES                                        (510)              (72,724)               (1,537,799)
                                                                 ------------           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                      -                  (75,000)
        Technology license                                                  -                      -                 (135,938)
        Acquisition of furniture and equipment                              -                 (3,194)                 (44,278)
        Disposition of furniture and equipment                              -                      -                    11,582
        Website development costs                                           -                      -                 (126,876)
        Other intangible assets                                             -                      -                   (5,189)
        Proceeds from sale of shares of Precise Life Sciences Ltd      17,732                      -                    40,167
        Cash acquired on acquisition of Cardstakes.com, Inc.                -                      -                   210,000
                                                                 ------------           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                   17,732                 (3,194)                (125,538)
                                                                 ------------           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Advances (to) related party                                   (12,031)                80,910                    72,921
        Net proceeds on sale of common stock                                -                      -                 1,590,000
                                                                 ------------           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES                                  (12,031)                80,910                 1,662,921
                                                                 ------------           ------------              ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (5,191)                 4,992                       416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,607                  9,121                         -
                                                                 ------------           ------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $           416        $        14,113           $           416
                                                                 ============           ============              ============

The accompanying notes are an integral part of these consolidated financial statements



                            2U ONLINE.COM, INC.
                       (A Development Stage Company)

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2002 (Unaudited)

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

Unaudited Interim Financial Statements The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE 3 - INVESTMENT IN PRECISE LIFE SCIENCES LTD.

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with Asdar Group (now Precise Life Sciences Ltd.), a Nevada Corporation ("Precise"). Pursuant to the Agreement, Precise purchased all of the Company's title and interest in the Wyoming Property. In exchange, Precise issued 5,000,000 shares of its common stock to the Company, representing approximately a 48% interest in Precise. The President and a director of the Company is a director of Precise. In addition, a shareholder of the Company was issued 475,000 shares of Precise's common stock as a finder's fee for services relating to the agreement. During the period the Company sold 54,961 of these shares of Precise for proceeds of $17,732. Also during the period Precise issued shares of its common stock resulting in the reduction of the Company's equity interest in Asdar from 36% to 25%.

NOTE 4 - SERVICE CONTRACTS

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell agreed to provide investor relations services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock. The agreement was terminated and a stop placed on the shares. The Company intends to recover these shares for cancellation.

Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock.

At March 31, 2002 the prepaid portion of the service contracts totaled $168,590, of which $59,500 is current.

NOTE 5 -- CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. To date, no options have been exercised or forfeited and 1,500,000 options have expired leaving no options outstanding as at March 31, 2002. In addition, as at March 31, 2002 warrants are outstanding to purchase 140,000 common shares at a price of $.25 per share to July 15, 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, a company controlled by a significant shareholder earned $14,875 pursuant to an investment banking services contract (note 4).

At March 31, 2002 a total of $2,000 is due from an officer of the Company.

At March 31, 2002 a total of $169,410 is owing to Precise Life Sciences Ltd. for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

ONLINE CASTING AGENCY

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

CARDSTAKES.COM, INC. WEBSITES

On April 28,1999, we entered into a licensing agreement with Compte De Sierge Accommodative Corp., a Panama corporation, whereby we acquired the worldwide right to utilize their Greeting Card software on the CardStakes.com website in exchange for 6,000,000 shares of our stock. Once operational, customers of CardStakes.com will be able to send animated, personally customized, virtual cards over the Internet for free with or without a purchase from one of our websites (described below). The greeting card will contain a scratch and win ticket that offers discounts and/or coupons. The recipient will have 30 days, from the date sent, to view and review his/her card as many times as they wish. After the initial 30 day period, the card will be deleted unless the recipient becomes a member of the Cardstakes.com website prior to the 30th day. Membership on the CardStakes.com website is free. Cardstakes.com will rely on advertising on its website to generate revenue. CardStakes.com has not entered into any advertising relationships as its website is not yet operational. CardStakes.com anticipates that it will begin selling advertising space on its website shortly after the website becomes operational.

We also purchased several websites to eventually create a network of Internet locations:

On July 15, 1999, we purchased superstakes.com, supercard.com, and chinastakes.net from J&S Overseas Holdings in exchange for cash and warrants.

On September 1, 1999, we purchased e-cardlotto.net and cardlotto.net from Holm Investment Ltd, a Canadian corporation in exchange for warrants.

On November 19, 1999, we purchased thankyou2u.com, homeaccents2u.com, and necessities2u.com from May Joan Liu in exchange for shares of our common stock.

On November 24, 1999, we purchased gaming2u.com, weddings2u.com, essentials2u.com, and theorient2u.com from CardTek (International) Holdings Ltd., a Gibraltar corporation, in exchange for shares of our common stock.

On November 25, 1999, we purchased things2u.com and arrangements2u.com from Richard Angelo Holmes in exchange for shares of our common stock.

On November 25, 1999, we purchased website2u.com and gourmet2u.com from Cybermall Consulting Services Ltd., a Bahamian corporation in exchange for shares of our common stock.

INVESTMENT IN PRECISE LIFE SCIENCES LTD.

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with Asdar Group (now Precise Life Sciences Ltd., a Nevada Corporation ("Precise"). Pursuant to the Agreement, Precise purchased all of the Registrant's title and interest in the Wyoming Property. In exchange, Precise issued 5,000,000 shares of its common stock to the Company, representing approximately a 48% interest in Precise. The President and a director of the Company is a director of Precise. In addition, a shareholder of the Company was issued 475,000 shares of Precise's common stock as a finder's fee for services relating to the agreement. During the period the Company sold 54,961 of these shares of Precise Group for proceeds of $17,732. Also during the period Precise issued shares of its common stock resulting in the reduction of the Company's equity interest in Precise from 36% to 25%.

Precise Life Sciences was formed under the laws of the State of Nevada on November 29, 1983 under the General Corporation Law of Nevada. Precise Life Sciences presently owns interests in oil and gas properties located in Wyoming and California. Precise Life Sciences recently changed its name from Asdar Group to Precise Life Sciences in recognition that it will pursue business opportunities in the development and commercialization of medical-related technology. Precise Life Sciences is a public company that trades on the NASD OTCBB under the symbol "PSLF". The following is a summary of certain financial information for Precise Life Sciences at March 31, 2002.

                                        March 31, 2002
                                        --------------
Oil and Gas interests                    $292,751
Total Assets                             $569,237
Revenues                                 $0
Working Capital (deficiency)             $93,512
Stockholders Equity                      $437,181


Our Subsidiary-CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the quarter ending March 31, 2002, except for the maintenance required to its websites described above.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the quarter ending March 31, 2002.

Our Subsidiary - CardStakes.com Enterprises Ltd.  Our subsidiary,
CardStakes.com Enterprises Ltd., was inactive during the quarter ending March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES.    For the quarter ended March 31,
2002, we had total assets of $724,954 including cash of $416, $2,000 due from a related party, and $59,500 represented by the current portion of prepaid service contracts. We also held $499,979, which is represented by an investment in Precise Life Sciences Ltd. (see above), $109,090 for prepaid service contracts, $18,780 in depreciated furniture and equipment and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At March 31, 2002, we had total current liabilities of $314,827 of which $140,289 was represented by accounts payable and accrued liabilities, $5,000 in loan payable and $184,955 due to related parties. At March 31, 2002, we had $61,916 in current assets and $314,827 in total current liabilities. At March 31, 2002, current liabilities exceeded current assets by $252,911.

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

RESULTS OF OPERATIONS. We have not yet realized any significant revenue from operations. For the first quarter ending March 31, 2002, we had $46,994 in general and administrative expenses including, but not limited to, expenses for consulting fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2000 were $116,346. Net losses from operations for the quarter ending March 31, 2002, were $293,627. This figure includes a $492,135 equity loss and a $245,502 dilution gain relating to the investment in Precise Life Sciences Ltd., using the equity method of accounting. Our net loss for the corresponding period in 2000 was $215,812. The increase in loss for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was primarily due to the increase in the equity loss from Precise Life Sciences Ltd. We have incurred net losses of $7,352,568 since our inception on September 13, 1993.

Our Plan of Operation for the Next Twelve Months. We do not expect to realize any significant revenue from operations in the next twelve months. Our plan of operation is materially dependent on our ability to generate revenues. Since neither CardStakes' websites nor ours are operational, we are not earning revenues or currently offering or selling any products over our websites. We anticipate that the websites will be operational after the updates are completed and we are able to acquire a merchant account. Until we are re-listed on the Over-the-Counter Bulletin Board and we are able to acquire another merchant account, our websites and the Cardstakes.com website will likely remain down.

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

ITEM 3. DESCRIPTION OF PROPERTY.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

                March 31,    December 31,   December 31,
                  2002          2001           2000
                ---------    -----------    -----------
Property
and Cash        $ 416.00     $ 5,607.00     $ 9,121.00
Equivalents

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

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None.

Item 3.  Defaults Upon Senior Securities None.

Item 4.  Submission of Matters to Vote of Security Holders None.

Item 5.  Other Information

We are currently listed on the Pink Sheets maintained by the NASD under the symbol "TWOU". We have filed several amendments to our Registration Statement on Form 10-SB in an attempt to be re-listed on the OTCBB and have received a recent comment letter dated February 8, 2002. We were instructed by the SEC to respond to the comment letter in the Annual Report on Form 10-KSB for the year-ended December 31, 2001. We have done so and are awaiting any further comments from the SEC toward getting re-listed.

Item 6.  Exhibits and Reports on Form 8-K Index to Exhibits

(i) Exhibits

Exhibit 99.01 - Certification of Periodic Report of the Chief Executive Officer.

Exhibit 99.02 - Certification of Periodic Report of the Chief Financial Officer.

(ii) The following documents are incorporated by reference in this Form 10-QSB:

** Our Form 8-K filed January 10, 2002 reporting a previous change in the Company's certifying accountant.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 27, 2002.


2U Online.com, Inc.,
a Delaware corporation

By:  /s/ R. Klein
         --------------
         Robert Klein
Its:     President