Form 10QSB
period 2002-06-30
2U ONLINE COM INC
filed 2002-09-26
CIK 1076262

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number: 0-26101

                              2U ONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                        52-2132622
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)


            1288 Alberni Street, Suite 806
          Vancouver, British Columbia, Canada            V6E 4N5
          (Address of registrant's principal           (Zip Code)
                  executive offices)

                                  604.664.0484
              (Registrant's Telephone Number, Including Area Code)

================================================================================


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2002, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

THIS REPORT ON FORM 10-Q IS FOR THE QUARTER ENDED SEPTEMBER 30, 2000, HOWEVER, THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2001. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF SEPTEMBER 30, 2000.

                                     PART I

ITEM 1.   Financial Statements





                               2U ONLINE.COM, INC.

                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)




CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS





                               2U ONLINE.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30,      December 31,
                                                                        2002              2001
                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                          $        -       $     5,607

    Taxes recoverable                                                    578               480
    Due from related party (Note 6)                                    2,000             2,000
    Current Portion of Prepaid Service Contracts (Note 4)             59,500            71,896
                                                                     -------         ---------

                                                                      62,038            79,983
                                                                     -------         ---------
INVESTMENT IN PRECISE LIFE SCIENCES LTD. (Note 3)                    390,000           764,344
PREPAID SERVICE CONTRACTS (Note 4)                                    94,215           123,964
FURNITURE AND EQUIPMENT, net of depreciation                          17,257            20,303
OTHER INTANGIBLE ASSETS                                               35,189            35,189
                                                                     -------         ---------
                                                                  $  598,739       $ 1,023,783
                                                                     =======         =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank Overdraft                                                   $       40        $        -
 Accounts payable and accrued liabilities                            155,335           133,461

 Loans payable                                                             -             5,000
     Due to Related Parties (Note 6)                                 167,145           181,568
                                                                     -------         ---------
                                                                     322,520           320,029
                                                                     -------         ---------


STOCKHOLDERS' EQUITY (Note 5)
  Common  stock,  $.0001  par  value,  100,000,000                     3,160             3,160
shares authorized
      31,597,500  (2001 - 31,597,500)  issued  and
outstanding
 Additional paid-in capital                                        7,979,513         7,979,513
 Deficit accumulated during the development stage                 (7,706,454)       (7,278,919)
                                                                  ----------        ----------
                                                                     276,219           703,754
                                                                  ----------        ----------
                                                                  $  598,739       $ 1,023,783
                                                                  ==========        ==========

  CONTINGENCIES (Note 1)


    The accompanying notes are an integral part of these interim consolidated financial statements




                               2U ONLINE.COM, INC.
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months  Three Months   Six Months    Six Months       September
                                           ended June    ended June    ended June    ended June       13, 1993
                                            30, 2002      30, 2001      30, 2002      30, 2001       (Inception)
                                                                                                     to June 30,
                                                                                                        2002
                                          -----------   ----------      --------     ---------       ----------
REVENUES
Processing Fees                            $        -   $        -    $        -    $        -     $     98,425

Sale of Oil & Gas Interest                                       -             -             -           47,501
                                                    -
Interest Income                                                 84             -         1,222            2,927
                                                    -
                                                    -           84             -         1,222          148,853

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing                           -            -             -             -           55,305
Depreciation                                    1,522        1,941         3,045         4,008           23,736
Consulting fees                                14,875       15,718        29,750        30,593          802,450
Investor relations                                  -       37,187        12,395        74,375          349,265
Management fees                                 6,000        6,000        12,000        12,000          310,654
Office and general                             12,701       15,662        23,750        39,000          247,654
Professional fees                               8,148       14,653         8,976        21,738          267,227
Stock based compensation                            -            -             -             -          253,669
Travel and accommodation                            -        2,223             -        10,904          143,034
Website Development Costs                           -            -             -          1243          345,682
Wages and benefits                              1,125       13,512         1,439        29,221          107,096
Write-down of URLs                                  -            -             -             -        1,624,004
Write-down of technology license                    -            -             -             -        2,055,938
Write-off of other assets                           -            -             -             -          145,186
                                          -----------   ----------      --------     ---------       ----------
                                               44,371      106,896        91,355       223,243        6,730,900
                                          -----------   ----------      --------     ---------       ----------

LOSS BEFORE THE FOLLOWING                    (44,371)    (106,812)      (91,355)     (222,020)      (6,582,047)
EQUITY LOSS IN PRECISE LIFE SCIENCES        (168,379)    (107,090)     (660,516)     (207,694)      (1,708,743)
LTD.
DILUTION GAIN                                  78,836            -       324,336             -          324,336
MINORITY INTEREST IN LOSS                           -            -             -             -          479,978
                                          -----------   ----------      --------     ---------       ----------

NET LOSS FOR THE PERIOD                    $ (133,914)  $ (213,902)   $ (427,535)   $ (429,714)    $ (7,486,476)
                                          ===========   ==========      ========     =========       ==========

BASIC NET LOSS PER SHARE                   $  (0.00)  $     (0.01)   $    (0.01)   $    (0.01)
                                          ===========   ==========      ========     =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                31,597,500   31,597,500    31,597,500    31,597,500
                                          ===========   ==========    ==========    ==========

    The accompanying notes are an integral part of these interim consolidated financial statements




                               2U ONLINE.COM, INC.
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Six Months ended   Six Months ended      September 13,
                                                         June 30, 2002      June 30, 2001   1993 (Inception)
                                                                                            to June 30, 2002
                                                      ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                               $       (427,535)   $      (429,714)      $ (7,486,476)

Adjustments  to reconcile net loss  to  net  cash
from operating activities:
- depreciation                                                   3,045              4,008             23,736
   - non-cash consulting fees                                   29,750             29,750            609,742
   - non-cash management fees                                        -                  -            224,000
   - non-cash investor relation fees                            12,395             74,375            297,493
   - stock-based compensation                                        -                  -            253,669
   - non-cash component of URL write-down                            -                  -          1,179,004
   - write-down of technology license                                -                  -          2,055,938
   - write-off of website development costs                          -                  -            126,876
   - equity loss in Precise Life Sciences Ltd.                 660,516            207,694          1,708,743
   - dilution gain                                            (286,168)                 -           (286,168)
   - minority interest in loss for the period                        -                  -           (479,978)
                                                            ----------         ----------       ------------
                                                                (7,997)          (113,887)        (1,773,421)
   - net changes in working capital items                      (21,395)           (10,593)           217,954
                                                            ----------         ----------       ------------

CASH FLOWS USED IN OPERATING ACTIVITIES                        (29,392)          (124,480)        (1,555,467)
                                                            ----------         ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                                          -                  -            (75,000)
    Technology license                                               -                  -           (135,938)
    Acquisition of furniture and equipment                           -            (3,194)            (44,278)
    Disposition of furniture and equipment                           -                  -             11,582
    Website development costs                                        -                  -           (126,876)
    Other intangible assets                                          -                  -             (5,189)
    Proceeds from sale of shares of Precise Life
     Sciences Ltd.                                              38,168                  -             60,597
    Cash acquired in acquisition of
     Cardstakes.com, Inc.                                            -                  -            210,000
                                                            ----------         ----------       ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                  38,168             (3,194)          (105,102)
                                                            ----------         ----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                   40                  -                 40
   Advances (to) from related party                            (14,423)                 -             70,529
   Net proceeds on sale of common stock                              -            122,709          1,590,000
                                                            ----------         ----------       ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                 (14,383)           122,709          1,660,569
                                                            ----------         ----------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (5,607)            (4,965)                 -
                                                            ----------         ----------       ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   5,607              9,121                  -
                                                            ----------         ----------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $        -       $      4,156        $         -
                                                            ==========         ==========       ============


    The accompanying notes are an integral part of these interim consolidated financial statements.




                               2U ONLINE.COM, INC.
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002
                                  (Unaudited)


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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-
B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Intangible Assets

Intangible  assets  consist of license fees and acquisition costs  of  Universal
Resource Locators ("URL's"). The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted.

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

NOTE 3 - INVESTMENT IN PRECISE LIFE SCIENCES LTD.

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with Asdar Group (now Precise Life Sciences Ltd.), a Nevada Corporation ("Precise"). Pursuant to the Agreement, Precise purchased all of the Company's title and interest in the Wyoming Property. In exchange, Precise issued 5,000,000 shares of its common stock to the Company, representing approximately a 48% interest in Precise. The President and a director of the Company is a director of Precise. In addition, a shareholder of the Company was issued 475,000 shares of Precise's common stock as a finder's fee for services relating to the agreement. During the period the Company sold 119,961 of these shares of Precise for proceeds of $38,168. Also during the period Precise issued shares of its common stock resulting in the reduction of the Company's equity interest in Precise from 36% to 20%.

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

Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock. As at June 30, 2002, $153,715 of this contract has been recorded as a prepaid expense, $59,500 of which is current.

NOTE 5 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. To date, no options have been exercised or forfeited and 1,500,000 options have expired leaving no options outstanding as at June 30, 2002. During the period, warrants outstanding to purchase 140,000 common shares at a price of $.25 per share expired on July 15, 2002, leaving no warrants outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002, a company controlled by a significant shareholder earned $29,750 pursuant to an investment banking services contract (note 4).

At June 30, 2002 a total of $2,000 is due from an officer of the Company.

At  June 30, 2002 a total of $167,016 is owing to Precise Life Sciences Ltd. for
cash  advances.   These advances are non-interest bearing and are  being  repaid periodically from the sale of securities held by 2Uonline.com, Inc.


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

Investment in Precise Life Sciences Ltd.

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with Asdar Group (now Precise Life Sciences Ltd., a Nevada Corporation ("Precise"). Pursuant to the Agreement, Precise purchased all of the Registrant's title and interest in the Wyoming Property. In exchange, Precise issued 5,000,000 shares of its common stock to the Company, representing approximately a 48% interest in Precise. The President and a director of the Company is a director of Precise. In addition, a shareholder of the Company was issued 475,000 shares of Precise's common stock as a finder's fee for services relating to the agreement. During the period the Company sold 119,961 of these shares of Precise Group for proceeds of $38,168. Also during the period Precise issued shares of its common stock resulting in the reduction of the Company's equity interest in Precise from 36% to 20%.

  Precise Life Sciences was formed under the laws of the State of Nevada on November 29, 1983 under the General Corporation Law of Nevada. Precise Life Sciences presently owns interests in oil and gas properties located in Wyoming and California. Precise Life Sciences recently changed its name from Asdar Group to Precise Life Sciences in recognition that it will pursue business opportunities in the development and commercialization of medical-related technology. Precise Life Sciences is a public company that trades on the NASD OTCBB under the symbol "PSLF". The following is a summary of certain financial information for Precise Life Sciences at June 30, 2002.

                                June 30, 2002
                                -------------
Oil and Gas interests              $ 292,751
Total Assets                       $ 536,411
Revenues                           $       0
Working Capital (deficiency)       $  32,028
Stockholders Equity                $ 367,864

Our Subsidiary-CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the six months ending June 30, 2002, except for the maintenance required to its websites described above.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the six months ending June 30, 2002.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the six months ending June 30, 2002.

Liquidity and Capital Resources. For the six months ended June 30, 2002, we had total assets of $598,739 including $578 in taxes recoverable, $2,000 due from a related party, and $59,500 represented by the current portion of pre-paid service contracts. We also held $390,000, which is represented by an investment in Precise Life Sciences Ltd. (see above), $94,215 for prepaid service contracts, $17,257 in depreciated furniture and equipment and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity.

At June 30, 2002, we had total current liabilities of $322,520 of which $155,335 was represented by accounts payable and accrued liabilities and $167,145 due to related parties and $40 was a bank overdraft. At June 30, 2002, we had $62,078 in current assets and $322,520 in total current liabilities. At June 30, 2002, current liabilities exceeded current assets by $260,442.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the second quarter ending June 30, 2002, we had $44,371 in general and administrative expenses including, but not limited to, expenses for consulting fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2001 were $106,896. Net losses from operations for the quarter ending June 30, 2002, were $133,914. This figure includes a $168,379 equity loss and a $78,836 dilution gain relating to the investment in Precise Life Sciences Ltd., using the equity method of accounting. Our net loss for the corresponding period in 2001 was $213,902. The increase in loss for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was primarily due to the increase in the equity loss from Precise Life Sciences Ltd. We have incurred net losses of $7,486,476 since our inception on September 13, 1993.

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

ITEM 3.   Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


                    June 30, 2002    December 31, 2001    December 31, 2000
                    -------------    -----------------    -----------------
Property and Cash   $0.00            $5,607.00            $9,121.00
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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

We are currently listed on the Pink Sheets maintained by the NASD under the symbol "TWOU". We have filed several amendments to our Registration Statement on Form 10-SB in an attempt to be re-listed on the OTCBB and have received a recent comment letter dated February 8, 2002. We were instructed by the SEC to respond to the comment letter in the Annual Report on Form 10-KSB for the year-ended December 31, 2001. We have complied with these instructions and on September 10, 2002, we received a letter from the SEC that cleared our filing. Certain comments were requested to be addressed in future filings and this will be complied with in Form 10-QSB for the quarterly period ended September 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i) Exhibits

Exhibit 99.1 - Certification of Periodic Report of Chief Executive Officer.

Exhibit 99.2 - Certification of Periodic Report of the Chief Financial Officer.

(ii) Reports on Form 8-K

None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on September 26, 2002.


2U Online.com, Inc.,
a Delaware corporation


By:  /s/ R. Klein
         ----------
         Robert Klein
Its:     President