Form 10QSB
period 2002-09-30
2U ONLINE COM INC
filed 2002-11-19
CIK 1076262

===========================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                      Commission File Number: 0-26101

                            2U ONLINE.COM, INC.
           (Exact name of registrant as specified in its charter)

                      DELAWARE              52-2132622
                  (State or other        (I.R.S. Employer
                  jurisdiction of       Identification No.)
                  incorporation or
                   organization)

        1288 Alberni Street, Suite 806, Vancouver,          V6E 4N5
                British Columbia, Canada
   (Address of registrant's principal executive offices)   (Zip Code)


                                604.664.0484
            (Registrant's Telephone Number, Including Area Code)

===========================================================================


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2002, there were 31,597,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

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

                            September 30, 2002

                                (Unaudited)



CONSOLIDATED BALANCE SHEETS............................F-1

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS..........F-2

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS..........F-3

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.....F-4 to F-




                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS


                                                                 September 30,                31-Dec-01
                                                                      2002
                                                                  (unaudited)
                                                                  ----------                  ----------
                  ASSETS
CURRENT ASSETS
    Cash                                                        $         -                 $     5,607
    Taxes recoverable and other receivables                           7,410                         480
    Due from related party (Note 6)                                   2,000                       2,000
    Current Portion of Prepaid Service Con                           59,500                      71,896
                                                                  ----------                  ----------
                                                                     68,910                      79,983
                                                                  ----------                  ----------
INVESTMENT IN PRECISE LIFE SCIENCES LTD. (Note 3)                    64,628                     764,344
PREPAID SERVICE CONTRACTS (Note 4)                                   79,340                     123,964
FURNITURE AND EQUIPMENT, net of depreciati                           15,735                      20,303
OTHER INTANGIBLE ASSETS                                              35,189                      35,189
                                                                  ----------                  ----------
                                                                $   263,802                 $ 1,023,783
                                                                  ==========                  ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank overdraft                                             $     6,841                 $        -
Accounts payable and accrued liabilities                            206,345                     133,461
Loans payable                                                             -                       5,000
     Due to Related Parties (Note 6)                                175,119                     181,568

                                                                    388,305                     320,029



STOCKHOLDERS' EQUITY (DEFICIT)(Note 5)
Common stock, $.0001 par value, 100,000,00                            3,160                       3,160
     31,597,500 (2001 - 31,597,500) issued and outstanding
Additional paid-in capital                                        7,979,513                   7,979,513
Deficit accumulated during the development                       (8,107,176)                 (7,278,919)

                                                                   (124,503)                    703,754

                                                                $   263,802                 $ 1,023,783
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


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three           Three            Nine             Nine           September
                                                   Months          Months           Months           Months         13, 1993
                                                   ended           ended            ended            ended         (inception)
                                                September 30,     September        September        September      to September
                                                    2002            2001             2002             2001          30, 2002
                                                ----------        ----------       ----------      -----------     ------------
REVENUES
Processing Fees                               $          -      $          -      $         -     $          -    $      98,425
Sale of Oil & Gas Interest                               -                 -                -                -           47,501
Interest Income                                          -                55                -                -            2,927
                                                ----------        ----------       ----------      -----------     ------------
                                                         -                55                -            1,277          148,853
                                                ----------        ----------       ----------      -----------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing                                -                 -                -                -           55,305
Depreciation                                         1,523             2,004            4,568            6,012           25,259
Consulting fees                                     41,375            16,558           71,125           47,151          843,825
Investor relations                                      -             37,187           12,395          111,562          349,265
Management fees                                      6,000             6,000           18,000           18,000          316,654
Office and general                                  25,133            14,234           48,883           54,205          272,787
Professional fees                                    3,513            21,753           12,489           43,491          270,740
Stock based compensation                                 -                 -                -                -          253,669
Travel and accommodation                                 -               376                -           11,280          143,034
Website Development Costs                                -                -                 -            1,243          345,682
Wages and benefits                                       -             3,981            1,439           33,202          107,096
Write-down of URLs                                       -                 -                -                -        1,624,004
Write-down of technology license                         -                 -                -                -        2,055,938
Write-off of other assets                                -                 -                -                -          145,186
                                                ----------        ----------       ----------      -----------     ------------
                                                    77,544           102,093          168,899          326,146        6,808,444
                                                ----------        ----------       ----------      -----------     ------------

LOSS BEFORE THE FOLLOWING                          (77,544)         (102,038)        (168,899)        (324,869)      (6,659,591)
EQUITY INCOME (LOSS) IN
 PRECISE LIFE SCIENCES LTD.                        (39,637)         (462,075)        (700,153)        (676,945)      (1,748,380)
WRITE DOWN OF INVESTMENT IN
 PRECISE LIFE SCIENCES LTD.                       (313,301)                -         (313,301)               -         (313,301)
DILUTION GAIN                                       29,760                 -          354,096                -          354,096
MINORITY INTEREST IN LOSS                                -                 -                -                -          479,978
                                                ----------        ----------       ----------      -----------     ------------

NET LOSS FOR THE PERIOD                       $   (400,722)        ($564,113)     $  (828,257)     ($1,001,814)   $  (7,887,198)
                                                ==========        ==========       ==========      ===========     ============
BASIC NET LOSS PER SHARE                      $      (0.01)     $      (0.02)     $     (0.03)    $      (0.03)
                                                ==========        ==========       ==========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      31,597,500        31,597,500       31,597,500       31,597,500
                                                ==========        ==========       ==========      ===========

The accompanying notes are an integral part of these interim consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Nine            Nine            September
                                                    Months          Months          13, 1993
                                                    ended           ended          (inception)
                                                   September       September       to September
                                                     2002            2001           30, 2002
                                                  ---------        ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                          $ (828,257)     $ (1,001,814)    $ (7,887,198)

Adjustments to reconcile net loss
to net cash from operating activities:

- depreciation                                        4,568             6,012           25,259
   - non-cash consulting fees                        44,625            44,625          624,617
   - non-cash management fees                             -                 -          224,000
   - non-cash investor relation fees                 12,395           111,562          297,493
   - stock-based compensation                             -                 -          253,669
   - non-cash component of URL write-down                 -                 -        1,179,004
   - write-down of technology license                     -                 -        2,055,938
   - write-off of website development cost                -                 -          126,876
   - equity loss in Precise Life Sciences           700,153           676,945        1,748,380
   - write down of investment in
     Precise Life Sciences Ltd.                     313,301                 -          313,301
   - dilution gain                                 (324,336)                -         (324,336)
   - minority interest in loss for the per         (354,096)                -         (354,096)
                                                   (107,311)         (162,670)      (1,872,735)
                                                  ---------        ----------      -----------
   - net changes in working capital items           (60,949)           15,629          316,246
                                                  ---------        ----------      -----------

CASH FLOWS USED IN OPERATING ACTIVITIES             (46,362)         (147,041)      (1,556,489)
                                                  ---------        ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                               -                 -          (75,000)
    Technology license                                    -                 -         (135,938)
 Acquisition of furniture and equipment                   -            (3,194)         (44,278)
    Disposition of furniture and equipment                -                 -           11,582
Website development costs                                 -                 -         (126,876)
    Other intangible assets                               -                 -           (5,189)
    Proceeds from sale of shares of Precis           40,363                 -           62,792
    Cash acquired in acquisition of Cardst                -                 -          210,000

CASH FLOWS FROM (USED IN) INVESTING ACTIVI           40,363            (3,194)        (102,907)
                                                  ---------        ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                     6,841               775            6,841
   Advances (to) from related party                  (6,449)                -           62,555
Net proceeds on sale of common stock                      -           140,339        1,590,000

CASH FLOWS FROM (USED IN) FINANCING ACTIVI              392           141,114        1,659,396
                                                  ---------        ----------      -----------
(DECREASE) IN CASH AND CASH EQUIVALENTS              (5,607)           (9,121)               -
                                                  ---------        ----------      -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PE            5,607             9,121                -
                                                  ---------        ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $           -      $          -     $          -
                                                  =========        ==========      ===========

The accompanying notes are an integral part of these interim consolidated financial statements.


                            2U ONLINE.COM, INC.
                       (A Development Stage Company)

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002
                                (Unaudited)


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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Long-term Investments

The Company follows the equity method of accounting for its investments in companies in which it owns more than 20% and less than 50% and over which it exercises significant influence. Under this method, the Company includes its share of the earnings or losses of Precise. Management reviews the carrying value of its investment in Precise on a quarterly basis to determine if its carrying value has been impaired. Declines in value that are other than temporary are recognized by writing down the investment to its estimated recoverable amount.

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

NOTE 3 - INVESTMENT IN PRECISE LIFE SCIENCES LTD.

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with Asdar Group (now Precise Life Sciences Ltd.), a Nevada Corporation ("Precise"). Pursuant to the Agreement, Precise purchased all of the Company's title and interest in the Wyoming Property. In exchange, Precise issued 5,000,000 shares of its common stock to the Company, representing approximately a 48% interest in Precise. The President and a director of the Company is a director of Precise. In addition, a shareholder of the Company was issued 475,000 shares of Precise's common stock as a finder's fee for services relating to the agreement. During the period the Company sold 149,961 of these shares of Precise for proceeds of $40,363. As at September 30, 2002 the Company determined that the value of its investment in Precise had become permanently impaired ad as a result, wrote down its investment by $313,091 to an estimated recoverable amount of $64,628. Also during the period Precise issued shares of its common stock resulting in the reduction of the Company's equity interest in Precise from 36% to 18%.


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

Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock. As at September 30, 2002, $138,840 of this contract has been recorded as a prepaid expense, $59,500 of which is current.

NOTE 5 -- CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

In 1999 the Board of Directors authorized the grant of stock options to certain officers, directors and consultants to purchase 1,250,000 common shares at a price of $.25 per share to October 23, 2000 and 250,000 common shares at a price of $.25 per share to April 23, 2001. To date, no options have been exercised or forfeited and 1,500,000 options have expired leaving no options outstanding as at September 30, 2002. On July 15, 2002, warrants outstanding to purchase 140,000 common shares at a price of $.25 per share expired, leaving no warrants outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, a company controlled by a significant shareholder earned $44,625 pursuant to an investment banking services contract (note 4).

At September 30, 2002 a total of $2,000 is due from an officer of the Company.

At September 30, 2002 a total of $175,119 is owing to Precise Life Sciences Ltd. for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

NOTE 7 - SUBSEQUENT EVENT

In November 2002 the Company issued 8,950,000 shares of common stock at a price of $0.01 per share representing an estimated 30% discount to the market price in settlement of outstanding consulting fees and salaries. The Company registered these shares for trading by way of an S-8 Registra-tion Statement filed on November 7, 2002.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol has since been changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU".

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

Investment in Precise Life Sciences Ltd.

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with Asdar Group (now Precise Life Sciences Ltd., a Nevada Corporation ("Precise"). Pursuant to the Agreement, Precise purchased all of the Registrant's title and interest in the Wyoming Property. In exchange, Precise issued 5,000,000 shares of its common stock to the
Company, representing approximately a 48% interest in Precise. The President and a director of the Company is a director of Precise. In addition, a shareholder of the Company was issued 475,000 shares of Precise's common stock as a finder's fee for services relating to the agreement. During the period the Company sold 149,961 of these shares of Precise Group for proceeds of $40,363. As at September 30, 2002 the Company determined that the value of its investment in Precise had become perman-ently impaired and as a result, wrote down it investment by $313,301 to an estimated recoverable amount of $64,628. Also during the period Precise issued shares of its common stock resulting in the reduction of the Company's equity interest in Precise from 36% to 18%.

Precise Life Sciences was formed under the laws of the State of Nevada on November 29, 1983 under the General Corporation Law of Nevada. Precise Life Sciences presently owns interests in oil and gas properties located in Wyoming and California. Precise Life Sciences recently changed its name from Asdar Group to Precise Life Sciences in recognition that it will pursue business opportunities in the development and commercialization of medical-related technology. Precise Life Sciences is a public company that trades on the NASD OTCBB under the symbol "PSLF". The following is a summary of certain financial information for Precise Life Sciences at September 30, 2002.

                                               September
                                               30, 2002
                                              ----------
                Oil and Gas interests         $  292,751
                Total Assets                  $  536,309
                Revenues                      $        0
                Working Capital (deficiency)  $   32,241
                Stockholders Equity           $  360,243

Our Subsidiary-CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the nine months ending September 30, 2002, except for the maintenance required to its websites described above.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the nine months ending September 30, 2002.

Our   Subsidiary   -  CardStakes.com  Enterprises  Ltd.   Our   subsidiary,
CardStakes.com Enterprises Ltd., was inactive during the nine months ending September 30, 2002.

Liquidity and Capital Resources. For the nine months ended September 30, 2002, we had total assets of $263,802 including $7,410 in taxes recoverable and other receivables, $2,000 due from a related party, and $59,500 repre-sented by the current portion of prepaid service contracts. We also held $64,628, which is represented by an investment in Precise Life Sciences Ltd. (see above), $79,340 for prepaid service contracts, $15,735 in depre-ciated furniture and equipment and $35,189 for other intangible assets. The cash and equivalents constitute our present sources of liquidity. At September 30, 2002, we had total current liabilities of 388,305 of which $206,345 was represented by accounts payable and accrued liabilities, $175,119 was due to related parties and $6,841 was a bank overdraft.
At September 30, 2002, we had $68,910 in current assets and $388,305 in total current liabilities. At September 30, 2002, current liabilities exceeded current assets by $319,395.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the third quarter ending September 30, 2002, we had $77,544 in general and administrative expenses including, but not limited to, expenses for consulting fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2001 were $168,899. Net losses from operations for the quarter ending September 30, 2002, were $400,722. This figure includes a $7,402 equity loss and a $29,760 dilution gain relating to the investment in Precise Life Sciences Ltd., using the equity method of accounting. The figure also includes a write down of the investment in Precise Life Sciences Ltd. in the amount of $313,301. Our net loss for the corresponding period in 2001 was $564,113. The decrease in loss for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was primarily due to the decrease in the equity loss from Precise Life Sciences Ltd. We have incurred net losses of $7,887,198 since our inception on September 13, 1993.

Our Plan of Operation for the Next Twelve Months. We do not expect to realize any significant revenue from operations in the next twelve months. Our plan of operation is materially dependent on our ability to generate revenues. Since neither CardStakes' websites nor ours are operational, we are not earning revenues or currently offering or selling any products over our websites. We anticipate that the websites will be operational after the updates are completed and we are able to acquire a merchant account. Until we are able to acquire another merchant account, our websites and the Cardstakes.com website will likely remain down.

We will require additional cash to implement our business strategies, and for payment of increased operating expenses and our monthly rent of $2,050.00 We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowing and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next twelve months, we may be required to curtail our operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets.

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

ITEM 3.   Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


                          September     December      December
                          30, 2002      31, 2001      31, 2000
                          ---------     ---------     --------
Property and Cash        ($6,841.00)    $5,607.00    $9,121.00
Equivalents

We define cash equivalents as all highly liquid investments with a maturity
of 3 months or less when purchased.   We do not presently own any interests
in real estate or own any inventory or equipment.

===========================================================================

                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

  As of September 30, 2002, none of our directors and principal executive officers beneficially owned any of our common stock..

B. Security Ownership of Certain Beneficial Holders of ten percent or more

Title of Class  Name of Beneficial Owner       Amount and       Percent of
                                               Nature of        Class
                                               Beneficial
                                               Owner
Common Stock    Compte De Sierge
                Accomodative Corp.(1)           4,940,000        15.63 %
                34 - 20 Calle 34 Panama 5
                Republic of Panama

Common Stock    Rising Phoenix Development
                Group, Ltd.(2)                  3,800,000        12.03 %
                Suite 304, 409 Granville
                Street
                Vancouver, B.C.  V6C 1T2

Common Stock    CEDE & Co. (3)
                The Depository Trust Co.       20,977,980        66.39 %
                P.O. Box 222 Bowling Green
                Station
                New York, New York 10274

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

(3) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.

C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2002, a company controlled by a significant shareholder earned $44,625 pursuant to an investment banking services contract.

At September 30, 2002 a total of $2,000 is due from an officer of the Company.

At September 30, 2002 a total of $175,119 is owing to Precise Life Sciences Ltd. for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc. (See "Our Business - Investment in Precise Life")

D. Subsequent Event

In November 2002 the Company issued 8,950,000 shares of common stock at a price of $0.01 per share representing a 30% discount to the market price in settlement of outstanding consulting fees and salaries. The Company registered these shares for trading by way of an S-8 Registration Statement filed on November 7, 2002.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i) Exhibits

None.

(ii) Reports on Form 8-K

None.


                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 19, 2002.

2U Online.com, Inc.,
a Delaware corporation

By:   /s/: R. Klein
           --------------
           Robert Klein
Its:       President


===========================================================================


                     CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Executive Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 19, 2002

/s/ Robert Klein
    --------------
    Robert Klein
    President and Chief Executive Officer

===========================================================================


                     CERTIFICATION OF PERIODIC REPORT

I, Robert Waters, Director and the Chief Financial Officer of 2Uonline.com, Inc., a Delaware Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of

Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 19, 2002


/s/ Robert Waters
    ----------------
    Robert Waters

Director and Chief Financial Officer

===========================================================================