Form 10KSB
period 2002-12-31
2U ONLINE COM INC
filed 2003-04-14
CIK 1076262

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

As of December 31, 2002, there were 40,547,500 shares of the issuer's $.0001 par value common stock issued and outstanding.

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

9.      Directors, Executive Officers, Promoters and Control Persons............................16

10.     Executive Compensation - Remuneration of Directors and Officers.........................18

11.     Security Ownership of Certain Beneficial Owners and Management..........................18

12.     Certain Relationships and Related Transactions..........................................19

13.     Index to Exhibits.......................................................................20

14.     Controls and Procedures.................................................................20


                                    PART II.

EXHIBITS

        Index to Exhibits
        Exhibits..................................................................E-1 through E-26

SIGNATURES......................................................................................23


THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2002. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2003. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2002. ICEBERG BRANDS CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2002.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Our most recent symbol is "TOUO".

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

The letter of intent required us to, among other things, pay Rising Phoenix $75,000 as well as issue 3,800,000 shares of our common stock to Rising Phoenix (valued at $1,520,000). We also issued 800,000 shares of our common stock to Jeff Shear (400,000 shares) and Frank Cecchin (400,000 shares) as a "finder's fee". Mr. Shear and Mr. Cecchin, other than their share ownership, are not affiliated with us. The 800,000 shares have been valued at $240,000. An "Assignment of Working Interest in Oil and Gas Lease was accepted for filing on October 5, 2000 in the Offices of County Clerk for Weston County, Wyoming, whereby Rising Phoenix's Working Interest in the Wyoming Property was transferred and assigned to us. On September 20, 2000, we signed an "Asset Purchase and Sale Agreement" with ASDAR Inc. (thereafter "Precise Life Sciences Ltd.", now "Iceberg Brands Corporation"), a Nevada corporation, whereby we sold all of our working interest in the Wyoming Property to Iceberg Brands Corporation for five million (5,000,000) shares of Iceberg Brands Corporation common stock.

On October 13, 2000, an "Assignment of Working Interest in Oil and Gas Lease" was filed in the Offices of County Clerk for Weston County, Wyoming, whereby our working interest in the Wyoming Property was transferred and assigned to Iceberg Brands Corporation and Iceberg Brands Corporation issued five million (5,000,000) restricted shares of its common stock to us. At the time of the transaction with Iceberg Brands Corporation, Jack Sha was our president and a member of our board of directors as well as an officer and director of Iceberg Brands Corporation. Accordingly, the assignment was recorded as a non-monetary related party transaction which under ABP 29 was recorded at the original cost paid to Rising Phoenix in the amount of $1,835,000, which represents the sum of the cash paid $75,000, the value of the 3,800,000 shares issued to Rising Phoenix for the acquisition $1,520,000 and the value of 800,000 shares issued as a finder's fee $240,000. The valuation of the LAK Ranch Property was made by our management and was considered as a reasonable valuation by our auditors.

Prior to the acquisition of the LAK Ranch Property, Tek Master Ltd. owned 49.6% of the issued and outstanding common stock of Precise Life Sciences and, as such, was the largest shareholder of Precise Life Sciences. Tek Master Ltd. is not affiliated with us. After the acquisition of the LAK Ranch Property by Iceberg Brands Corporation, Tek Master Ltd. owned 19.5% of Iceberg Brands Corporation's issued and outstanding common stock and we owned 48.7% of Iceberg Brands Corporation's issued and outstanding common stock. We are not affiliated with Tek Master Ltd.

Iceberg Brands Corporation (formerly Precise Life Sciences Ltd.) Iceberg Brands Corporation was formed under the laws of the State of Nevada on November 29, 1983 under the General Corporation Law of Nevada. Iceberg Brands Corporation presently owns small interests in oil and gas properties located in Wyoming and California. Iceberg Brands Corporation recently changed its name from Precise Life Sciences Ltd. in recognition that it will pursue business opportunities in the field of quick service restaurants. Iceberg Brands Corporation is a public company that trades on the NASD OTCBB under the symbol "IBGB". The following is a summary of certain financial information for Iceberg Brands Corporation at December 31, 2002.

                                           2002             2001
Oil and Gas interests                   $2              $300,001
Investment in Iceberg                   $25,000         $0
Total Assets                            $1,029,808      $548,660
Revenues                                $0              $0
Working Capital (deficiency)            $321,438        $73,723
Stockholders Equity                     $806,109        $432,474

During the fourth quarter of 2002, Iceberg issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Iceberg to approximately 4%. As a result of the significant reduction of the Company's interest in Iceberg, the Company has reclassified its investment in Iceberg from an equity investment to available-for-sale securities
whereby its investment is carried at the stated market value.   The President
and a director of the Company is the Secretary and a director of Iceberg

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

The Compte Agreement required us to make three equal cash payments of $67,660.00 to Compte De Sierge. The first payment of $67,660.00 was made upon execution of the Compte Agreement. The second payment of $67,660.00 was made upon completion of the first phase of beta testing of the software. The third payment was due upon completion of the second phase of testing. On August 16, 1999, with the completion of the second phase of testing, we requested that Compte De Sierge provide us with duplicate copies of all compact discs and files necessary for the operation of the Greeting Card Website. E-Card had custody and control of those items requested by us. On August 23, 1999, Compte De Sierge denied our request stating that a conflict among its programmers and E-Card prevented delivery of such items. This denial by Compte De Sierge effectively negated any and all contractual obligations we had to Compte De Sierge under the Compte Agreement. On August 30, 1999, we held a meeting with the principals of Compte De Sierge. At that meeting, Compte De Sierge agreed to discontinue any further association or involvement with E-Card. Compte De Sierge also agreed to:

-  assist us in retaining new programmers to complete the Greeting Card
   Website;

- revise and amend the April 28, 1999 agreement to reflect the above change;

- allow us to retain the final $67,660.00 payment under the Compte Agreement; and

- change the title of the agreement to the"Proprietary Technology Usage - License Agreement".

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

Due to the uncertainty of recoverability, we have provided a full impairment provision for the carrying value of the license resulting in a cumulative loss of $2,055,938 to December 31, 2002.

Credit Card Processing. In December, 1999, we were approached by a number of clients looking for credit card processing services. Because we had decided to focus our business activities on the Internet, we agreed in late December of 1999, to utilize our merchant account beginning in early January 2000 to generate revenue from credit card processing. We entered into a relationship with Mpact Immedia Transaction Services Ltd. whereby we would charge a 15% to 20% transaction fee on all approved credit card transactions as well as a 15% reserve to accommodate any charge backs and to minimize the element of risk to any possible reversals. The 15% reserve was a 6-month revolving reserve whereby the first month reserves (total of reserves held from day 1 to day 30/31 inclusive) were to be paid out in 6 months plus 1 day. All approved credit card transactions were totaled on a daily basis. These daily totals were accumulated for payment on a weekly basis.

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

Our Internet Activities.

Online Casting Agency. In addition to the Internet activities of our subsidiary, CardStakes.com, Inc. (described below), we are currently developing our own websites aimed at the Far East markets We will utilize programs such as Macromedia Generator, Custom Java Servlets and Microsoft SQL Server to develop our online presence. Our current project is an Online Casting Agency designed to connect talent with casting agents and producers. The casting portal will be delivered over the Internet using Macromedia Flash Content. Web developers use Flash to create beautiful resizable and extremely small and compact navigation interfaces, technical illustrations, long-form animations and other dazzling effects for Web sites and other Web-enabled devices. Graphics and animation created with Flash technology provide a positive experience for the audience. We believe that Flash sites are more attractive than those using traditional Web technologies. We also believe that Flash technology offers a more compelling experience than static HTML. Web sites designed in Flash playback full-screen on all monitor sizes and consistently across multiple platforms making content interaction for Web users feel more familiar.

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

To fulfill the requirements of this project, we plan to contract out our in-house development team to provide the necessary programming and database design skills needed during the development phase. Once development of this project has been completed, we will be providing the client with web hosting, e-mail and any necessary technical support services needed for day-to-day operations of the site. To date, the project is substantially complete and we require funding in order to effectively market the site. The launching of this project is dependant on our ability to raise operating funds. If we are not able to raise operating funds, we will not be able to effectively launch the website portal. To date, we have not been able to raise the operating funds and as as such, the project has not been launched.

Our URL's. A Universal Resources Locator ("URL") is the address of a page on the World Wide Web. Every web page has an URL that identifies it, and which provides enough information for a computer connected to the Internet to locate it. In order to participate in the rapidly growing and lucrative business of the Internet and because we believe that certain URL's have value, we entered into the following URL purchase agreements to eventually create a network of internet locations:

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

As of December 31, 2002, these websites had generated no revenues and we wrote down the carrying value ($35,189) of these intangible assets to a nominal value of $1, due to uncertainty of realization.

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

Between June 15, 1999, and July 7, 1999, CardStakes.com issued 7,126,531 shares of its common stock to us pursuant to the sub-licensing agreement between us and CardStakes.com. Under the licensing agreement, Cardstakes.com purchased the right to utilize and exploit the technology necessary to sell greeting cards over the Internet (more particularly described in the Compte Agreement). On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of CardStakes.com's common stock for every eight (8) shares of our common stock. We issued a total of 2,199,779 shares of CardStakes.com's common stock to our shareholders. The purpose for issuing these shares in Cardstakes.com to 2Uonline.com, Inc. shareholders was in consideration for their patience in what has been a slow implementation of the Cardstakes.com business. On September 10, 1999, and in consideration for the removal of the anti-dilution provision from CardStakes.com's Articles of Incorporation (more particularly described in Item 12.5.), CardStakes.com issued an additional 2,000,000 shares of its common stock to us. Currently, we own a 59% interest in CardStakes.com

As discussed above, the Compte Agreement allows us to grant sublicenses in certain proprietary technology to third parties on terms agreeable to Compte De Sierge. On June 15, 1999, CardStakes.com became such a third party licensee. In consideration for the sub-license, Cardstakes.com will pay a sub-licensing fee to us based on the amount of revenue earned by the Cardstakes.com website. Specifically, CardStakes.com has agreed to pay us an amount equal to fifty-one percent (51%) of the gross revenue which includes, without limitation, revenue derived from any and all value generated by the CardStakes.com website. The payments shall be paid to us weekly and each payment shall be accompanied by a statement of Gross Revenue in a form acceptable to us. The agreement also required CardStakes.com to issue 2UOnline.com 7,126,531 shares of CardStakes.com's common stock. Finally, we agreed with CardStakes.com that all proprietary information exchanged between us and CardStakes.com would be kept confidential.

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

Since neither CardStakes' websites nor ours are operational, we are not earning revenues or currently offering or selling any products over our websites. We anticipate that the websites will be operational after the updates are completed and we are able to acquire another merchant account (see credit card processing section above) and secure additional funding. Until we are able to acquire another merchant account (there is no guarantee that we will be able to acquire another merchant account), our websites and the Cardstakes.com website will remain down.

Ownership Interests. The following chart specifies our stock ownership:

Percent Ownership               Entity                              Nature of Ownership
     50.65%                 Cardstakes.com                   4,926,752 Shares of Common Stock
      3.56%                 Iceberg Brands Corporation       457,403 Shares of Common Stock

Employees. We currently have 2 full-time employees. None of our employees are subject to any collective bargaining agreements.


The Following are Material Subsequent Events (Occurring after December 31,
2002).

Amendments to the Articles of Incorporation On January 2, 2003, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent and with majority shareholder approval, adopted, effective January 8, 2003, an amendment to its Articles of Incorporation, whereby a reverse stock split of its common shares on a 1:10 basis resulted in a decrease to the total issued and outstanding shares of common stock from 40,547,500 shares to 4,054,750 shares issued and outstanding.

Service Agreements On January 10, 2003, the Company entered into an agreement with various private companies controlled by significant shareholders, with two and one-half year terms, whereby these companies will provide investment-banking services to the Company (valued at $125,000) in exchange for 1,250,000 restricted shares of the Company's post-reverse split shares.

On January 10, 2003, the Company entered into an agreement with a private company controlled by a significant shareholder and a private company controlled by an employee, with two year terms, whereby these companies will provide investor relations services to the Company (valued at $70,000) in exchange for 700,000 restricted shares of the Company's post-reverse split shares.

On January 10, 2003, the Company issued 100,000 restricted shares of the Company's post-reverse split shares to two directors for services valued at $10,000.

Asset Acquisition On January 14, 2003, the Company reached an agreement to acquire the "Miss Beverly Hills" entity from Atlantis Cay Ltd. In consideration for the issuance of 10,000,000 restricted shares of the Company's post-reverse split common shares to Atlantis Cay Ltd. and its agents. The Company intended to market Miss Beverly Hills beauty products, clothing and apparel, as well as health and weight loss supplements, with the support of the Miss Beverly Hills pageant winners. 2UOnline's marketing efforts were aimed at utilizing infomercials, television shopping channels, product placement and online through the Miss Beverly Hills website. The Company was not provided with the necessary data and information about the "Miss Beverly Hills" entity in a timely manner, as required by the agreement, nor was it satisfied with the proposed terms of transfer of all rights of ownership. On February 4, 2003, at a Special Meeting of the Board, it was decided not to proceed with this acquisition. Accordingly, the 10,000,000 post-reverse split restricted shares were returned to treasury and cancelled.

Changes in Securities On January 21, 2003, the Company issued 5,000,000 shares of post-reverse split shares at a price of $0.04 per share representing a 33.33% discount to the estimated fair value of $.06 per share in settlement of outstanding and ongoing consulting fees and services totaling $200,000. Of the 5,000,000 post-reverse split shares issued, 2,500,000 were issued to parties related to the "Miss Beverly Hills" acquisition, 830,000 were issued to two significant shareholders for consulting services and 320,000 were issued to two employees for consulting services. The Company registered these post-reverse split shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. In February, 2003, pursuant to the termination of the agreement with Atlantis Cay Ltd., 2,500,000 post-reverse split shares issued were re-acquired, returned to treasury and cancelled. The fair value of the 2,500,000 post-reverse split shares that remained issued in settlement of services totaling $100,000, exceeded the outstanding debts by an amount of $50,000. This amount will be recorded as a loss on settlement of debt in the first quarter of 2003.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 2,000,000 shares of post-reverse split shares, par value $0.001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan.
The Company registered these shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. The Company granted options to acquire a total of 250,000 post-reverse split shares of common stock at a price of $.06 per share. In February, these options were exercised in full and the Company issued 250,000 post-reverse split shares. In March, 2003, an optionee failed to comply with the Stock Option Agreement and as a result, 50,000 post-reverse split shares were re-acquired, returned to treasury and cancelled.


Item 2.  Description of Property.

Property Held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property        December 31, 2002       December 31, 2001
Cash    US $1   US $5,607

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. We do not own any real property. However, we do lease space from Holm Investments Ltd., a shareholder of the Company. We lease the space for a total of $2,050.00 a month. The term of the lease expires on August 1, 2003.




Item 3.  Legal Proceedings.

Slayton Litigation On June 13, 2000, a Statement of Claim, on behalf of the Company as Plaintiff, was filed in District Court, Clark County, Nevada and served on James E Slayton, Carolyn Slayton, and Dianne Bennitt as co-defendants. Our lawsuit contained the following allegations: (i) First Cause of Action - Damages for Negligence; (ii) Second Cause of Action - Damages for Deceit; (iii) Third Cause of Action - Breach of Contract; (iv) Fourth Cause of Action - Fraud; and (v) Fifth Cause of Action - Negligent Misrepresentation of Fact. In the complaint, we alleged that Defendant's committed professional malpractice in that they negligently prepared our financial statements and failed to adequately respond to comments by the Securities and Exchange Commission. However, on or about May 4, 2001, we dismissed the lawsuit without prejudice, reserving our right to re-file when, and if, we feel it is appropriate.


Item 4.  Submission of Matters to Vote of Security Holders

See Part I - Material Subsequent Events.

PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

As at December 31, 2002 there were approximately 2,000 holders of the outstanding shares of the 2UOnline.com, Inc.'s $0.0001 par value common stock. 2UOnline.com, Inc. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Our most recent trading symbol is "TOUO".

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

As of December 31, 2002, 40,574,500 shares of 2UOnline.com, Inc.'s common stock were issued and outstanding. At December 31, 2002, we had a capital deficiency of $136,234. See Part I - Subsequent Events.

CardStakes.com Stock Transfer. On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of Cardstakes.com's common stock for every eight (8) shares of our common stock held by the shareholder. We issued a total of 2,199,779 shares of Cardstakes.com's common stock to our shareholders.



Sale of Securities during 2002.

S-8 filed November 6, 2002. On November 6, 2002 the Company issued a total of 8,950,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $89,500. Of the 8,950,000 common shares issued, 1,750,000 were issued to two significant shareholders and 3,200,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $89,500, which has been recorded as a loss on settlement of debt.

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

Liquidity and Capital Resources.   At December 31, 2002, we had cash resources
of $1, total current assets of $128,345 and total current liabilities of US $343,256. At December 31, 2002, total current liabilities exceeded total current assets by US $214,911. The cash and equivalents constitute our present internal sources of liquidity. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of liquidity, that being the sale of our common stock.

Results of Operations. We have not yet realized any significant revenue from operations, nor do we expect to in the foreseeable future. Loss from operations increased from $1,000.00 for the year ended December 31, 1997, to $10,797 for the year ended December 31, 1998, to $4,201,051 for the year ended December 31, 1999, to $1,350,249 for the year ended December 31, 2000, to $1,495,844 for the year ended December 31, 2001 and $ 1,025,820 for the year ended December 31, 2002. Our net loss decreased slightly from 2001 to 2002 primarily because of a decrease in general and administrative expenses. Our losses from September 13, 1993 (inception), to December 31, 2002, were $8,304,739. Such losses were due primarily to the write-off of URL acquisitions costs a well as the write-down of URL's, the write-down of the technology license, the equity loss from Iceberg Brands Corporation, website expenses, payment of consulting fees, management fees, and payment of fees for investor relations.

To address the going concern problem discussed in our financial statements, we will require additional working capital. We will also require additional funds to implement our business strategies, including funds for:
-       payment of increased operating expenses, and
-       further implementation of  business strategies.

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

Audit Fees As of the date of this Annual Report, 2Uonline.com, Inc. has incurred $6,500 as fees billed by its principal independent accountants for professional services rendered in connection with our audited financial statements for the fiscal year ended December 31, 2002. For fiscal year ended December 31, 2002, 2Uonline.com, Inc. incurred $4,400 as fees billed by its principal independent accountant for all other non-audit services (such as review of the Company's quarterly financial statements and other expert services).



Item 7.  Financial Statements



AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LABONTE & CO.
C H A R T E R E D   A C C O U N T A N T S


610 - 938 Howe Street
Vancouver, BC  Canada
V6Z 1N9
Telephone       (604) 682-2778
Facsimile       (604) 689-2778
Email         info@labonteco.com


AUDITORS' REPORT

To the Board of Directors and Stockholders of 2U Online.com, Inc.

We have audited the consolidated balance sheets of 2U Online.com, Inc. (a development stage company) as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

CHARTERED ACCOUNTANTS Vancouver, B.C. March 18, 2003

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 18, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


LABONTE & CO
CHARTERED ACCOUNTANTS


Vancouver, B.C.
March 18, 2003



                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31, 2002       December 31, 2001
                                                     ------------------      -----------------
ASSETS
CURRENT ASSETS
        Cash                                              $      1           $     5,607
        Taxes recoverable                                      233                   480
        Available for sale securities (Note 3)              68,611                     -
        Due from related party                                  -                  2,000
        Current portion of prepaid Service Contract(Note 4) 59,500                71,896
                                                            ------               --------
                                                           128,345                79,983

INVESTMENT IN ICEBERG BRANDS CORPORATION (Note 3)                -               764,344
PREPAID SERVICE CONTRACTS (Note 4)                          64,464               123,964
FURNITURE AND EQUIPMENT, net of depreciation                14,212                20,303
OTHER INTANGIBLE ASSETS                                          1                35,189
                                                          ---------            ----------
                                                         $ 207,022           $ 1,023,783
                                                          =========            ==========

LIABILITIES
CURRENT
        Accounts payable and accrued liabilities         $ 122,844           $   133,461
        Loans payable                                            -                 5,000
        Due to related parties (Note6)                     220,412               181,568
                                                          ---------             ---------
                                                           343,256               320,029
                                                          =========             =========
GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 5)
        Common stock, $.0001 par value, 100,000,000
         shares authorized                                   4,055                 3,160
        4,054,750 post reverse-split
        (2001 - 3,159,750 post reverse-split)
        shares issued and outstanding
        Additional paid-in capital                        8,157,618             7,979,513
        Deficit accumulated during the development stage (8,304,739)           (7,278,919)
        Accumulated other comprehensive income                6,832                     -
                                                         ------------          -----------
                                                           (136,234)              703,754

                                                        $   207,022          $  1,023,783
                                                         ===========          ============
The accompanying notes are an integral part of these consolidated financial statements.





                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                         September 13, 1993
                                           Year ended              Year ended            (inception)
                                           December 31, 2002       December 31, 2001     to December 31, 2002
                                           -----------------       -----------------     --------------------
REVENUES

        Processing Fees                     $       -              $         -           $      98,425
        Sale of Oil & Gas Interest                  -                        -                  47,501
        Interest Income                             -                    1,286                   2,927
                                            ------------            -----------          -------------
                                                    -                    1,286                 148,853

GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing                   -                        -                  55,305
        Consulting fees                       149,000                   62,026                 921,700
     Loss on settlement of debt (Note 6)       89,500                        -                  89,500
        Depreciation                            6,091                    8,017                  26,782
        Investor relations                     12,395                  148,746                 349,265
        Management fees                        24,000                   24,000                 322,654
        Office and general                     34,143                   68,469                 258,047
        Professional fees                      18,965                   55,833                 277,216
        Stock-based compensation                    -                        -                 253,669
        Travel and accommodation                1,197                   11,071                 144,231
        Wages and benefits                      3,439                   33,997                 109,096
        Website development costs                   -                  126,876                 345,682
        Write-down of URLs                     35,188                        -               1,659,192
        Write-down of technology license            -                        -               2,055,938
        Write-off of other assets                   -                        -                 145,186
                                            -----------              -----------         -------------
                                              373,918                  539,035               7,013,463

LOSS BEFORE THE FOLLOWING:                  (373,918)                (537,749)             (6,864,610)
EQUITY LOSS IN ICEBERG                      (346,053)                (958,095)             (1,394,280)
WRITE DOWN OF INVESTMENT IN ICEBERG         (313,301)                        -               (313,301)
GAIN ON SALE OF SECURITIES (Note 3)             7,452                        -                   7,452
MINORITY INTEREST IN CARDSTAKES' LOSS               -                        -                 479,978
                                           ------------              -----------         -------------
NET LOSS FOR THE YEAR                    $(1,025,820)             $ (1,495,844)          $ (8,084,761)


BASIC NET LOSS PER SHARE                $      (0.03)             $      (0.05)

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING (Note 7)               32,946,130                31,597,500



The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2002



                                                                                  Deficit                   Accumulated
                                  Number                       Additional         accumulated during        other
                                of shares        Amount        Paid In Capital    the development stage     comprehensive
                                                                                                            income (loss)    Total
                               ----------       --------     -----------------   ---------------------    ---------------  --------
Balance, September 30, 1993       10,000        $   100      $         900        $      (1,000)           $     -         $    -
Net loss for the years ended
December 31, 1993 through 1997         -              -                  -                    -                  -              -

July 30, 1998 - changed from
$.01 par value to $.0001 par value     -            (99)                 99                   -                  -              -

July 30, 1998 - forward stock
split 200:1                    1,990,000            199                (199)                  -                  -              -

October 21, 1998 - forward
stock split 3:1                4,000,000            400                (400)                  -                  -              -

Net loss for the year
ended December 31, 1998                -              -                   -             (10,797)                 -        (10,797)

Balance, December 31, 1998     6,000,000            600                 400             (11,797)                 -        (10,797)
January 6, 1999 - common
stock issued for Rising
Phoenix finders' fee at
$0.30 per share                  800,000             80             239,920                   -                  -        240,000

January 6, 1999 - common
stock issued for cash and
management remuneration
at $0.30 per share               600,000             60             179,940                   -                  -        180,000

January 28, 1999 - commons
stock issued for services
at $0.36 per share               600,000             60             215,940                   -                  -        216,000

February 26, 1999 - common
stock issued for services
at $0.36 per share
                                 500,000             50             179,950                   -                  -        180,000
April 14, 1999 - common
stock issued for cash
(net of finance fee
 of $99,500) at $0.08
 to $0.25 per share            7,127,500            713             899,787                   -                  -        900,500

Less:  fair value of
warrants issued on financing           -              -           (764,095)                   -                  -      (764,095)

April 14, 1999 - warrants
issued on financing                    -              -             764,095                   -                  -       764,095

April 23, 1999 - stock
-based compensation                    -              -             210,706                   -                  -       210,706

April 28, 1999 - common
stock issued for
technology licence
finder's fee at $0.30
per share                        400,000             40             119,960                   -                  -       120,000

June 15, 1999 - common
stock issued for
technology license at
$0.30 per share                3,000,000            300             899,700                   -                  -       900,000

June 15, 1999 - common
stock issued for
services at
$0.25 per share                   20,000              2               4,998                   -                  -         5,000

June 30, 1999 - common
stock issued for services
at $0.26 per share               250,000             25              64,975                   -                  -        65,000

July 15, 1999 - warrants
issued for URL purchase                -              -             328,858                   -                  -       328,858

July 20, 1999 - common
stock issued for cash
on exercise of
warrants at $0.30 per share      800,000             80             239,920                   -                  -       240,000

 The accompanying notes are an integral part of these consolidated financial statements.



                               2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2001



                                                                                  Deficit                   Accumulated
                                  Number                       Additional         accumulated during        other
                                of shares        Amount        Paid In Capital    the development stage     comprehensive
                                                                                                            income (loss)   Total
                              - ----------       -------        ----------       -----------             --------------   -------


September 1, 1999 - warrants
issued  for URL purchase               -               -           220,146                 -                  -          220,146

September 1, 1999 - common stock
issued for cash on exercise
of warrants at $0.30 per share   100,000              10            29,990                 -                  -           30,000

October 14, 1999 - common stock
issuedfor cash on exercise of
warrants at $0.25 per share       40,000               4             9,996                 -                  -           10,000

October 22, 1999 - stock-based
compensation                           -               -            42,963                 -                  -           42,963

November 3, 1999 - common
stock issued for cash
on exerciseof warrants
at $0.25 per share               100,000              10            24,990                 -                  -           25,000

November 9, 1999 - common
stock issuedfor technology
icense at $0.30 per share      3,000,000             300           899,700                 -                  -          900,000

November 15, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                  200,000              20            49,980                 -                  -           50,000

November 19, 1999 - common
stock issued for
acquisition of
URL's at $0.30 per share         650,000              65           194,935                 -                 -           195,000

November 24, 1999 - common
stock issued for acquisition
ofURL's at $0.30 per share       800,000              80           239,920                 -                 -           240,000

November 25, 1999 - common
stock issued for acquisition
of URL's at $0.30 per share      500,000              50           149,950                 -                 -           150,000

November 25, 1999 - common
stock issuedfor acquisition
of URL's at $0.30 per share      250,000              25            74,975                 -                 -            75,000

November 29, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   40,000               4             9,996                 -                 -            10,000

December 6, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   50,000               5            12,495                 -                 -            12,500

December 9, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   50,000               5            12,495                 -                 -            12,500

Dividends paid                         -               -                 -          (219,978)                -         (219,978)

Net loss for the year ended
        December 31, 1999              -               -                 -        (4,201,051)                -       (4,201,051)
                               -----------       ---------       -----------       -----------             ----      -----------
Balance, December 31, 1999    25,877,500           2,588         5,557,585        (4,432,826)                -        1,127,347


The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2001



                                                                                  Deficit                   Accumulated
                                  Number                       Additional         accumulated during        other
                                of shares        Amount        Paid In Capital    the development stage     comprehensive
                                                                                                            income (loss)    Total
                                ----------       -------        ----------       -------------------        --------------  ------

January 24, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000            5            12,495             -                            -         12,500

January 26, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     80,000            8            19,992             -                            -         20,000

January 31, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000            5            12,495             -                            -         12,500

February 8, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000            5            12,495             -                            -         12,500

February 9, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000            5            12,495             -                            -         12,500

February 11, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    150,000           15            37,485             -                            -         37,500

February 18, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    150,000           15            37,485             -                            -         37,500

February 24, 2000 - common stock
issued for services at $0.85
per share                         700,000           70           594,930             -                            -        595,000

February 24, 2000 - common stock
issued for interest in oil
and gas property                3,800,000          380         1,519,620             -                            -      1,520,000

February 24, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000            5            12,495             -                            -         12,500

February 28, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    100,000           10            24,990             -                            -         25,000

March 2, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share          -            5            12,495             -                            -         12,500

March 8, 2000 - common stock
of warrants at $0.25 per share
issued for cash on exercise        50,000            5            12,495             -                           -          12,500

March 17, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000            5            12,495             -                           -          12,500

March 24, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    100,000           10            24,990             -                           -          25,000

March 31, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000            5            12,495             -                           -          12,500




The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2001



                                                                                   Deficit                 Accumulated
                                     Number                       Additional       accumulated during      other
                                   of shares        Amount        Paid In Capital  the development stage   comprehensive
                                                                                                           income (loss)   Total
                                   ----------       -------        ----------       -------------------    --------------  ------

April 12, 2000 - common stock issued
for cash on exercise of warrants
at $0.25 per share                     50,000       $       5     $      12,495       $   -                 $   -        $ 12,500

April 28, 2000 - common stock issued
for cash on exercise of warrants
at $0.25 per share                     50,000               5            12,495           -                     -          12,500

August 10 2000 - common stock issued
for services at $0.30 per share        50,000               5            14,995           -                     -          15,000

October 5, 2000 - common stock issued
for cash on exercise of warrants
at $0.25 per share                     40,000               4             9,996           -                     -          10,000

Net loss for the year ended
    December 31, 2000                                                                (1,350,249)                -      (1,350,249)
                                      ------------       -------        ----------    -----------         ----------   ----------
Balance, December 31, 2000           31,597,500           3,160         7,979,513    (5,783,075)                -       2,199,598
                                     -------------       -------        ----------    -----------         ----------   ----------

Net loss for the year ended
    December 31, 2001                                                                (1,495,844)                -     (1,495,844)
                                      ------------       -------        ----------    -----------         ----------  -----------

Balance, December 31, 2001           31,597,500       $   3,160     $   7,979,513  $ (7,278,919)           $    -       $703,754

November 6, 2002 - common stock
issued for services at $0.02
per share                             8,950,000             895           178,105            -                  -        179,000

Unrealized gain on available
for sale securities                                                                                          6,832         6,832

Net loss for the year ended
  December 31, 2002                                                                   (1,025,820)               -     (1,025,820)

                                     -----------     -----------      -------------  ------------        ----------  ------------

Balance, December 31, 2002           40,547,500      $    4,055        $ 8,157,618  $ (8,304,739)        $   6,832   $  (136,234)
                                    ===========      ==========      =============  =============       ===========  ============



On January 8, 2003 the Company effected a 1:10 reverse stock split which resulted in a decrease in the issued and outstanding shares of common stock from 40,547,500 to 4,054,750 shares.



The accompanying notes are an integral part of these consolidated financial statements.

                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  September 13,
                                                                   Year ended             Year ended             1993 (inception)
                                                                   December 31,           December 31,           to December 31,
                                                                       2002                   2001                    2001
                                                                  ------------           ------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                               $   (1,025,820)        $   (1,495,844)          $    (8,084,761)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    6,091                  8,017                    26,782
        non-cash consulting fees                                      149,000                 59,500                   728,992
        loss on settlement of debt                                     85,500                      -                    89,500
        non-cash management fees                                            -                      -                   224,000
        non-cash investors relations fees                              12,395                148,746                   297,493
        stock-based compensation                                            -                      -                   253,669
        non-cash component of URL write-down                           35,188                      -                 1,214,192
        write-down of technology license                                    -                      -                 2,055,938
        write-off of website development costs                              -                126,876                   126,876
        equity loss from Iceberg                                      346,053                958,095                 1,394,280
        write down of investment in Iceberg                           313,301                      -                   313,301
        Gain on sale of securities                                     (7,452)                     -                    (7,452)
        minority interest in Cardstakes'loss                               -                       -                  (479,978)
                                                                 ------------           ------------              ------------
                                                                      (81,744)              (194,610)               (1,847,168)
        net changes in working capital items                           26,325                 29,910                   265,674
                                                                 ------------           ------------              ------------
CASH USED IN OPERATING ACTIVITIES                                     (55,419)              (164,700)               (1,581,494)
                                                                 ------------           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                      -                   (75,000)
        Technology license                                                  -                      -                  (135,938)
        Acquisition of furniture and equipment                              -                (3,195)                   (32,696)
        Website development costs                                           -                      -                  (126,876)
        Other intangible assets                                             -                      -                    (5,189)
        Proceeds from sale of shares of Iceberg                        50,663                 22,429                    73,092
        Cash acquired on acquisition of Cardstakes.com, Inc.                -                      -                   210,000
                                                                 ------------           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                   50,663                 19,234                   (92,607)
                                                                 ------------           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Advances (to) fromd party                                        (850)                141,952                   84,102
        Net proceeds on sale of common stock                                -                      -                 1,590,000
                                                                 ------------           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES                                     (850)                141,952                1,674,102
                                                                 ------------           ------------              ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (5,606)               (3,514)                        1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,607                 9,121                         -
                                                                 ------------           ------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $             1         $       5,607           $             1
                                                                 ============           ============              ============

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental cash flow information: On November 7, 2002, 8,950,000 shares were issued with a fair value of $179,000 in settlement of $89,500 of accounts payable. Refer to Notes 4 and 6.

The accompanying notes are an integral part of these consolidated financial statements


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at December 31, 2002 had a working capital deficiency of $214,911 and a capital deficiency of $136,234. The Company and its subsidiaries are in the development stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The financial statements include the accounts of the Company and its subsidiaries, a 59% interest in Cardstakes.com (incorporated on February 19, 1999), a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

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

Financial instruments The Company's financial instruments include cash and cash equivalents, marketable equity securities and accounts payable. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's marketable equity securities is estimated based on their market value. Management believes that the fair value of its accounts payable approximates its carrying value.

Website Development Costs The Company accounts for website development costs in accordance with EITF 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical viability and adequate financial resources to complete development, the company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized website development costs.

Intangible Assets Intangible assets consist of acquisition costs of Universal Resource Locators ("URL's"). The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Intangible Assets (cont'd) Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, requires the Company to make an initial determination as to whether an impairment of its intangible assets has occurred as a result of adopting this new accounting policy. As a result of applying this impairment test the Company determined that there was no initial impairment to the value of the URL's however, as of December 31, 2002, the Company has determined that the URL's are not expected to generate significant revenue in the future and, as a result, has recorded an impairment in the year of $35,188, thereby writing down the carrying value of the URL's to $1.

Furniture and Equipment Furniture and equipment is carried at acquisition cost less accumulated depreciation calculated on a 30% declining balance basis.

Foreign Currency Translation The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

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

Marketable Equity Securities The Company follows the equity method of accounting for its long-term investments in which it holds less than 50% of the investee's voting shares and over which it exercises significant influence. Under this method, the Company records its shares of the earnings or losses of the investee. Management reviews the carrying value of these investments on a quarterly basis to determine if their carrying value has been impaired.
Declines in value that are other than temporary are recognized by writing down the investment to its estimated recoverable amount.

The Company's other investments consist of marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each quarter. As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income and are recorded as a component of net income when realized. However, if there is a permanent decline in the available-for-sale securities, this adjustment is taken into income in the period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-based compensation (cont'd) In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

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

Recent Accounting Pronouncements In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 resulted in an impairment provision for intangible assets of $35,188 recorded in the fourth quarter of 2002.

NOTE 3 - INVESTMENT IN ICEBERG BRANDS CORPORATION

On September 20, 2000, the Company entered into an Asset and Purchase Agreement with Asdar Group (now Iceberg Brands Corporation, a Nevada Corporation ("Iceberg"). Pursuant to the Agreement, Iceberg purchased all of the Company's title and interest in the Wyoming Property. In exchange, Iceberg issued 5,000,000 of its common stock to the Company, representing an approximate 48% interest in Iceberg. The President and a director of the Company is the Secretary and a director of Iceberg. In addition, a shareholder of the Company was issued 475,000 shares of Iceberg's common stock as a finder's fee for services relating to the agreement. During the year the Company sold 360,961 (2001 - 65,000) of these shares of Iceberg's for proceeds of $50,663 (2001 - $22,249) resulting in a gain of $7,452. Effective September 30, 2002 the Company determined that the value of its investment in Iceberg had become permanently impaired and as a result, wrote down its investment by $313,301.
For the period from January 1, 2002 to September 30, 2002 the Company recorded a net equity loss in Iceberg totalling $346,053. During the fourth quarter of 2002, Iceberg issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Iceberg to approximately 4%. As a result of the significant reduction of the Company's interest in Iceberg, the Company has reclassified its investment in Iceberg from an equity investment to available-for-sale securities whereby its investment is
carried at the stated market value.   Effective December 31, 2002 the Company
recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $6,832 which has been recorded as other comprehensive income for the year and will be included the Company's results of operation upon realization. Also during the fourth quarter of 2002, Iceberg completed a 1 for 10 consolidation of its common stock resulting in the Company owning 457,404 shares of Iceberg's common stock as at December 31, 2002.

NOTE 4 - SERVICE CONTRACTS

On January 28, 2000, the Company entered into an agreement with Bisell Investments, Inc., with a 2-year term, whereby Bisell will provide investor relations services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock. The agreement was terminated and a stop transfer placed on the shares. The Company is attempting to recover these shares for cancellation.

Also on January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd. ("Palisades"), a company controlled by a significant shareholder, with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 350,000 shares of the Company's common stock. At December 31, 2002 the prepaid portion of this service contract totaled $123,964.

NOTE 5 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

Warrants were outstanding to purchase 140,000 common shares at a price of $.25 per share to July 15, 2002. These warrants expired without exercise during the year.

During the year ended December 31, 2002, the Company issued a total of 8,950,000 common shares with a fair value of $179,000 to settle outstanding debts totalling $89,500. These debts included amounts owing to employees, significant shareholders and other consultants for services provided during the year. These shares were issued at a 50% discount to the market price. The Company registered these shares for trading on a Form S-8 Registration Statement and accordingly these shares have been recorded at the market price resulting in a loss on settlement of debt of $89,500. (Refer to Note 6)

Reverse stock split - refer to Note 7.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company paid cash to directors for management fees totalling $5,891.

In November 2002 the Company issued a total of 8,950,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totalling $89,500. Of the 8,950,000 common shares issued, 1,750,000 were issued to two significant shareholders and 3,200,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $89,500, which has been recorded as a loss on settlement of debt.

During the year ended December 31, 2002, a company controlled by a significant shareholder earned $59,500 ($62,026 - 2001) pursuant to an investment banking services agreement. (Refer to Note 4).

At December 31, 2002 a total of $178,718 is owing to Iceberg for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

During the year ended December 31, 2002, the Company incurred expenses for office rent ($15,972) and computer equipment leases ($17,435) to a Company controlled by an employee. At December 31, 2002 $41,694 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

See Note 7.

NOTE 7 - SUBSEQUENT EVENTS

Effective January 8, 2003 the Company authorized a reverse stock split of its common shares on a 1:10 basis resulting in a decrease to the total issued and outstanding shares of common stock from 40,547,500 to 4,054,750 shares issued and outstanding.

On January 10, 2003, the Company entered into an agreement with various private companies controlled by significant shareholders, with two and one-half year terms, whereby these companies will provide investment-banking services to the Company (valued at $125,000) in exchange for the issuance of 1,250,000 restricted shares of the Company's post-reverse split shares.

On January 10, 2003, the Company entered into an agreement with a private company controlled by a significant shareholder and a private company controlled by an employee, with two year terms, whereby these companies will provide investor relations services to the Company (valued at $70,000) in exchange for the issuance of 700,000 restricted post-reverse split shares of the Company's post-reverse split common stock.

On January 10, 2003, the Company issued 100,000 restricted shares of the Company's post-reverse split shares to two directors for services valued at $10,000.

On January 14, 2003, the Company reached an agreement to acquire the "Miss Beverly Hills" entity from Atlantis Cay Ltd. In consideration for the issuance of 10,000,000 restricted shares of the Company's post-reverse split common shares to Atlantis Cay Ltd. and its agents. The Company was not provided with the necessary data and information about the "Miss Beverly Hills" entity in a timely manner, as required by the agreement, nor was it satisfied with the transfer of all rights of ownership. On February 4, 2003, at a Special Meeting of the Board, it was decided not to proceed with this acquisition. Accordingly, the 10,000,000 post-reverse split restricted shares were returned to treasury and cancelled.

NOTE 7 - SUBSEQUENT EVENTS (cont'd)
On January 21, 2003, the Company issued 5,000,000 shares of post-reverse split shares at a price of $0.04 per share representing a 33.33% discount to the estimated fair value of $.06 per share in settlement of outstanding and ongoing consulting fees and services totalling $200,000. Of the 5,000,000 post-reverse split shares issued, 2,500,000 were issued to parties related to the "Miss Beverly Hills" acquisition, 830,000 were issued to two significant shareholders for consulting services and 320,000 were issued to two employees for consulting services. The Company registered these post-reverse split shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. In February, 2003, pursuant to the termination of the agreement with Atlantis Cay Ltd., 2,500,000 post-reverse split shares issued were re-acquired, returned to treasury and cancelled. The fair value of the 2,500,000 post-reverse split shares that remained issued in settlement of services totalling $100,000, exceeded the outstanding debts by an amount of $50,000. This amount will be recorded as a loss on settlement of debt in the first quarter of 2003.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 2,000,000 shares of post-reverse split shares, par value $0.001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan.
The Company registered these shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. The Company granted options to acquire a total of 250,000 post-reverse split shares of common stock at a price of $.06 per share. In February, these options were exercised in full and the Company issued 250,000 post-reverse split shares. In March, 2003, an optionee failed to comply with the Stock Option Agreement and as a result, 50,000 post-reverse split shares were re-acquired, returned to treasury and cancelled.




Item 8.  Changes in and Disagreements with Accountants.

There are no disagreements with the Company's current auditors.



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





Our directors and principal executive officers are as specified on the following table:


Name and Address                   Age           Position              Term as Director
-------------------------        -------        ----------            -----------------
Robert Klein
4540 Woodgreen Place
West Vancouver, British Columbia
Canada  V7S 2V6                     54      President/Director      From March 16, 2001 to present


Robert Waters
1358 W. Georgia Street, Suite 2025
Vancouver, British Columbia
V6E 4S2                             52      Director                From March 30, 2001 to present

Ferdinand Marehard
1270 Robson Street, Suite 406
Vancouver, British Columbia         73      Secretary/Treasurer
V6E 3Z6                                     and Director            From October, 1998 to present


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

Mr. Waters was investigated in September,1989 by the Disciplinary Executive Committee of the Vancouver Stock Exchange which concluded that Mr. Waters was responsible for a securities infraction while working for Pacific International Securities. Specifically, the Committee determined that Mr. Waters had entered into an improper financial deal with his client. Mr. Waters paid $3,300 in investigation costs and was ordered to retake the registered representatives exam, which he passed. There were no sanctions against Mr. Waters.

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

Transactions with Promoters.

On January 28, 2000, we entered into an agreement with Palisades Financial Ltd., with a 5 year term, whereby Palisades Financial Ltd. agreed to provide investment banking services for 5 years in exchange for 350,000 shares of our common stock, subject to Rule 144 restrictions. Under the terms of the agreement, Palisades Financial Ltd. will use its best efforts to provide essential information to individuals and/or corporations whereby financing for 2Uonline.com, Inc. may result. If there is sufficient interest expressed by any individual or corporation, Palisades Financial Ltd. will put them in contact directly with the principals of 2Uonline.com, Inc. to pursue discussions further. Palisades Financial Ltd. will be responsible for all expenses incurred in performing services under this agreement. Palisades Financial Ltd. agrees to devote a minimum of 100 hours per month to perform its services. Either party may terminate this agreement at any time by giving 30 days written notice to the other party. Palisades Financial Ltd. is controlled by May Joan Liu, a significant shareholder of 2Uonline.com, Inc.

Item 10.  Executive Compensation.

Executive Compensation. None of our current officers earned any compensation during the fiscal year ended December 31, 2002 nor do we expect any of our officers to earn compensation during the fiscal year ended December 31, 2003.

Directors' Compensation. Our directors do not receive compensation in their capacities as directors. However, our directors are reimbursed for expenses incurred on behalf of us.

Stock Based Compensation. During the year ended December 31, 1999, $253,669 in stock based compensation was recorded in our financial statements. Stock based compensation is an intrinsic value placed in respect to stock options granted to officers, directors and employees using the Black-Sholes option pricing model. We do expect further stock based compensation in 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.


Title of Class   Name of Beneficial Owner        Amount and Nature of   Percent of Class
                                                 Beneficial Owner        Common Stock
----------------------------------------------------------------------------------------
Common
           Compte De Sierge Accomodative Corp.(1)    4,630,000            11.42 %
           34 - 20 Calle 34 Panama 5
           Republic of Panama





Common    Rising Phoenix Development Group, Ltd.(2)   3,800,000            9.37 %
          Suite 304, 409 Granville Street
          Vancouver, B.C.  V6C 1T2




Common     CEDE & Co. (3)
         The Depository Trust Co.                    29,431,755           72.59 %
         P.O. Box 222 Bowling Green Station
         New York, New York 10274


(1) The beneficial owner of Compte De Sierge is Mario Vargas Barguil, Esq. Mr. Barguil's address is Ingram, Carles Orillana y Guardia, Edifico Marbella Tower II, Calle 54 Obarrio, Planta Baja, Local #2, Panama City, Panama.

(2)Rising Phoenix Development Group, Ltd. was a publicly traded corporation on the CDNX, the beneficial holders of which are not known to us. However, Robert Klein, our president and a member of our board of directors, is the president and a director of Rising Phoenix Development Group, Ltd. Rising Phoenix Development Group, Ltd. was delisted from the CDNX in December, 1997.

(3) In 2001, we requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List , there were no holders of more than 5% of our issued and outstanding shares.

Security Ownership by Management. As of December 31, 2002, none of our directors and principal executive officers beneficially owned any of our common stock.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12.  Certain Relationships and Related Transactions.

Rising Phoenix Development Group Ltd. As specified above, on January 15, 1999, we signed a letter of intent to acquire all of the corporate assets of Rising Phoenix Development Group, Ltd. in exchange for 3,800,000 shares of our common stock and seventy-five thousand dollars ($75,000). The President of Rising Phoenix, Robert Klein, was appointed to our Board of Directors on February 1, 1999. Mr. Klein resigned from our Board of Directors early in March 1999, citing personal reasons. On March 16, 2001, Mr. Klein was again appointed to our Board of Directors. At the time of the transaction, Robert Klein was the holder of 750,000 non-tradable escrow shares of Rising Phoenix.

Palisades Financial Ltd. For the year ended December 31, 2000, we incurred $104,873 to Palisades Financial Ltd. for consulting and other services and reimbursement of expenses incurred on our behalf. For the year ended December 31, 2001, we incurred $62,026 to Palisades Financial Ltd. Palisades Financial Ltd. is controlled by May Joan Liu, one of our shareholders. For the year ended
December 31, 2001, we incurred $59,500 to Palisades Financial Ltd.   Palisades
Financial Ltd. is controlled by May Joan Liu, one of our shareholders.

Advance from Iceberg Brands Corporation. For the year ended December 31, 2000, we were advanced $14,616 from Iceberg, a company trading on the Over-the-Counter Bulletin Board which has common directors to us. For the year ended December 31, 2001, we were advanced an additional $166,952 from Iceberg, leaving an outstanding balance of $181,568. For the year ended December 31, 2002, we repaid $2,850 to Iceberg Brands Corporation, leaving an outstanding balance of $178,718. Beginning in December, 2001, these funds are being paid back periodically through the proceeds from the sale of Iceberg shares held by us.

Additional Related Party Transactions in 2002. During the year ended December 31, 2002, the Company incurred expenses for office rent ($15,972) and computer equipment leases ($17,435) to a Company controlled by an employee. At December 31, 2002 $41,694 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

Future Related Party Transactions. Although we have not yet formally adopted a policy for the resolution of conflicts regarding related party transactions, we do anticipate that we will fully disclose any and all related party transactions, including, but not limited to,

-       disclosing such transactions in prospectus' where required;

- disclose in any and all filings with the Securities and Exchange Commission, where required;

-       obtain uninterested directors consent;

- obtain shareholder consent where required; and (v) take any and all other action required by relevant law and /or our governing documents





Item 13.  Exhibits

99.1    Certification of Periodic Report of Chief Executive Officer
99.2    Certification of Periodic Report of Chief Financial Officer



ITEM 14 CONTROLS AND PROCEDURES

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2003.

2UOnline.com, Inc., a Delaware corporation
By: /s/: R. Klein
-----------------------
Robert Klein

Its:    President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: R. Klein
-------------------
Robert Klein
President and a Director
April 11, 2003


/s/: R. Waters
----------------
Robert Waters
Director
April 11, 2003

/s/: F. Marehard
-------------------
Ferdinand Marehard
Secretary, Treasurer and aDirector
April 11, 2003






Exhibit 99.1

CERTIFICATION OF PERIODIC REPORT I, Robert Klein, President and
Chief Executive Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. Dated: April 11, 2003

/s/ Robert Klein
-----------------------
Robert Klein
President and Chief Executive Officer




Exhibit 99.2

CERTIFICATION OF PERIODIC REPORT I, Robert Waters, Director and the
Chief Financial Officer of 2Uonline.com, Inc., a Delaware Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: (1) the Annual Report on Form 10-KSB of the Company for the year ended December 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. Dated: April 11, 2003

/s/ Robert Waters
--------------------
Robert Waters

Director and Chief Financial Officer