Form 10QSB
period 2003-03-31
2U ONLINE COM INC
filed 2003-05-21
CIK 1076262

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2002

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number: 0-26101

                              2U ONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

                       NEVADA                         88-0195105
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


         1288 Alberni  Street, Suite 806, Vancouver,     V6E 4R8
                    British Columbia, Canada
     (Address of registrant's principal executive offices)    (Zip Code)


                                  604.664.0499
              (Registrant's Telephone Number, Including Area Code)

================================================================================

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2003, there were 8,804,750 shares of the issuer's $.0001 par value common stock issued and outstanding
==============================================================================

INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation.................2-9

Item 3.   Controls And Procedures....................................................15

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................15

Item 2.   Changes in Securities and Use of Proceeds................................. 16

Item 3.   Defaults Upon Senior Securities............................................16

Item 4.   Submission of Matters to a Vote of Security Holders........................16

Item 5.   Other Information......................................................... 16

Item 6.   Exhibits and Reports on Form 8-K...........................................16

SIGNATURES...........................................................................17

CERTIFICATION........................................................................17




ITEM 1. Financial Statements


                              2U ONLINE.COM, INC.

                         (A Development Stage Company)

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

                                  (Unaudited)


CONSOLIDATED BALANCE SHEETS............................F-1

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS..........F-2

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS..........F-3

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.....F-4

=========================================================

                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                       March  31, 2003       December 31, 2002
                                                      ------------------      -----------------
ASSETS
CURRENT ASSETS
        Cash                                               $     126            $        1
        Taxes recoverable                                        696                   233
        Available for sale securities                         41,166                68,611
        Current portion of prepaid Service Contract(Note 3)  144,500                59,500
                                                             -------                ------
                                                             186,488               128,345

PREPAID SERVICE CONTRACTS (Note 3)                           141,882                64,464
FURNITURE AND EQUIPMENT, net of depreciation                  13,146                14,212
OTHER INTANGIBLE ASSETS                                            1                     1
                                                            ---------            ----------
                                                           $ 341,517             $ 207,022
                                                            =========            ==========

CURRENT LIABILITIES
        Accounts payable and accrued liabilities           $ 120,067             $ 122,844
        Due to related parties (Note6)                       246,995               220,412
                                                            ---------             ---------
                                                           $ 367,062               343,256
                                                            =========             =========
GOING CONCERN (Note 1)

                   STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
        Common stock, $.0001 par value, 100,000,000
         shares authorized                                      4,531                4,055
        4,054,750 post reverse-split
        (2001 - 3,159,750 post reverse-split)
        shares issued and outstanding
        Additional paid-in capital                          8,614,443            8,157,618
        Deficit accumulated during the development stage   (8,623,906)          (8,304,739)
        Accumulated other comprehensive income                (20,613)               6,832
                                                           ------------          -----------
                                                              (25,545)            (136,234)

                                                           $  341,517          $   207,022
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





                              2U ONLINE.COM, INC.
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                         September 13, 1993
                                          Three Months ended     Three Months ended        (inception) to
                                             March 31, 2003         March 31, 2001         March 31, 2003
                                           -----------------       -----------------     --------------------
REVENUES

        Processing Fees                     $       -              $         -           $      98,425
        Sale of Oil & Gas Interest                  -                        -                  47,501
        Interest Income                             -                        -                   2,927
                                            ------------            -----------          -------------
                                                    -                        -                148,853

GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing                   -                        -                  55,305
        Consulting fees                       124,092                   14,875               1,045,792
     Loss on settlement of debt                50,000                        -                 139,500
        Depreciation                            1,066                    1,523                  27,848
        Investor relations                      7,292                   12,395                 356,557
        Management fees                       106,300                    6,000                 428,954
        Office and general                      9,363                   11,059                 267,410
        Professional fees                      16,613                      828                 293,829
        Stock-based compensation                    -                        -                 253,669
        Travel and accommodation                  382                        -                 144,231
        Wages and benefits                      4,059                      314                 113,155
        Website development costs                   -                        -                 345,682
        Write-down of URLs                     35,188                        -               1,659,192
        Write-down of technology license            -                        -               2,055,938
        Write-off of other assets                   -                        -                 145,186
                                            -----------              -----------         -------------
                                              319,167                  46,994               7,332,630

LOSS BEFORE THE FOLLOWING:                  (319,167)                 (46,994)             (6,954,910)
EQUITY LOSS FROM ICEBERG BRANDS CORP.              -                         -             (1,394,280)
WRITE DOWN OF INVESTMENT IN ICEBERG BRAND          -                         -               (313,301)
GAIN ON SALE OF SECURITIES                         -                         -                   7,452
MINORITY INTEREST IN CARDSTAKES' LOSS              -                         -                 479,978
                                           ------------              -----------         -------------
NET LOSS FOR THE PERIOD                  $  (319,167)             $   (293,627)          $ (8,403,928)


BASIC NET LOSS PER SHARE                $      (0.03)             $      (0.09)

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                        8,112,527                 3,159,750



The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)
                 INTERIM  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                 September 13,
                                                              Three Months ended      Three Months ended       1993 (inception)
                                                                     March 31,               March 31,           to March 31,
                                                                       2003                   2002                    2003
                                                                  ------------           ------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                $    (319,167)        $     (293,627)          $    (8,403,928)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    1,066                  1,523                    27,848
        non-cash consulting fees                                      124,092                 14,875                   853,084
        loss on settlement of debt                                     50,000                      -                   139,500
        non-cash management fees                                       10,000                      -                   234,000
        non-cash investors relations fees                               7,292                 12,395                   304,785
        stock-based compensation                                       90,300                      -                   343,969
        non-cash component of URL write-down                                -                      -                 1,214,192
        write-down of technology license                                    -                      -                 2,055,938
        write-off of website development costs                              -                      -                   126,876
        equity loss from Iceberg Brands Corp.                               -                264,365                 1,394,280
        write down of investment in Iceberg Brand Corp.                     -                      -                   313,301
        Gain on sale of securities                                          -                      -                    (7,452)
        minority interest in Cardstakes'loss                                -                      -                  (479,978)
                                                                  ------------            ------------              ------------
                                                                      (36,417)                 (469)                (1,883,585)
        net changes in working capital items                            9,707                   (41)                   275,633
                                                                  ------------            ------------              ------------
CASH USED IN OPERATING ACTIVITIES                                     (26,710)                 (510)                (1,607,952)
                                                                  ------------            ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                      -                   (75,000)
        Technology license                                                  -                      -                  (135,938)
        Acquisition of furniture and equipment                              -                      -                   (32,696)
        Website development costs                                           -                      -                  (126,876)
        Other intangible assets                                             -                      -                    (5,189)
        Proceeds from sale of shares of Iceberg Brands Corp.                -                 17,732                    73,092
        Cash acquired on acquisition of Cardstakes.com, Inc.                -                      -                   210,000
                                                                   ------------           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                        -                 17,732                   (92,607)
                                                                   ------------           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net Advances (to) from third parties                           26,583                (12,031)                  110,685
        Net proceeds on sale of common stock                                -                      -                 1,590,000
                                                                 ------------           ------------              ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                         26,583                (12,031)                1,700,685
                                                                 ------------           ------------              ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (127)                (5,191)                       126

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1                  5,607                         -
                                                                 ------------           ------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $          126         $          416           $            126
                                                                 ============           ============              ============

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental cash flow information:

During the quarter ended March 31, 2003, the Company issued 1,950,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $195,000 (Refer to Note 3) and 100,000 common shares for payment of outstanding management fees to two directors valued at $10,000.

During the quarter ended March 31, 2003, the Company issued 2,500,000 shares with a fair value of $150,000 in settlement of $100,000 of consulting fees.
Refer to Notes 4 and 6.

                              2U ONLINE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                  (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com, Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at March 31, 2003 had a working capital deficiency of $180,574. The Company and its subsidiaries are in the development stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. Refer to
Note 6.

Unaudited Interim Financial Statements

 The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-
B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries, a 59% interest in Cardstakes.com (incorporated on February 19, 1999 and currently inactive), a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

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

Effective January 1, 2002, the Company adopted the provisions of SFAS 142 which, upon adoption, requires the Company to make an initial determination as to whether an impairment of its intangible assets has occurred as a result of adopting this new accounting policy. As a result of applying this impairment test the Company determined that there was no initial impairment to the value of the URL's however, as of December 31, 2002, the Company had determined that the URL's are not expected to generate significant revenue in the future and, as a result, has written down the carrying value of the URL's to $1.

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

Marketable Equity Securities, cont.

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

Stock-based compensation

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

                                                  Three months ended    Three months ended
                                                   March 31, 2003        March 31, 2002
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (319,167)       $  (293,627)
SFAS 123 compensation expense           Pro-forma       (29,700)              -
                                                      -------------    -------------
Net loss for the period                 Pro-forma       (348,867)       $  (293,627)
                                                      ============     ==============
Pro-forma basic net loss per share      Pro-forma    $     (0.04)       $     (0.09)
                                                      ============     =============

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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


NOTE 3 - SERVICE CONTRACTS

On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 350,000 restricted shares of the Company's common stock.

On January 10, 2003, the Company entered into agreements with:

1. Compte de Sierge Accomodative Corp., a private company, for a two and one-half year term, whereby Compte will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in Europe.

2. Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, for a two and one-half year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in North and South America.

3. Inter-Orient Investments Ltd., a private company controlled by a significant shareholder, for a two year term, whereby Inter-Orient will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

4. Asiatic Management Consultants Ltd., a private company controlled by a significant shareholder, for a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $25,000) in exchange for 250,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in the Far East.

5. HBK Investments Services Ltd., a private company controlled by an employee, for a two year term, whereby HBK will provide investor relations services to the Company (valued at $20,000) in exchange for 200,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

At March 31, 2003 the prepaid portion of the above described service contracts totaled $286,382, of which $144,500 is current.

NOTE 4 -- CAPITAL STOCK

The company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

On January 2, 2003, the Company declared a one-for-ten reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. Shareholder approval was obtained to effect the reverse stock split which became effective on January 8, 2003. On that date, the authorized capital was 100,000,000 common shares with a par value of $0.0001, with 4,054,750 post reverse-split shares issued and outstanding.

On January 10, 2003, the Company entered into agreements with various private companies controlled by significant shareholders, with two and one-half year terms, whereby these companies will provide investment-banking services to the Company (valued at $125,000) in exchange for the issuance of 1,250,000 restricted shares of the Company's post-reverse split common stock. (See Note
3)

On January 10, 2003, the Company entered into an agreement with a private company controlled by a significant shareholder and a private company controlled by an employee, with two year terms, whereby these companies will provide investor relations services to the Company (valued at $70,000) in exchange for the issuance of 700,000 shares of the Company's post-reverse split common stock. (See Note 3)

On January 10, 2003, the Company issued 100,000 restricted shares of the Company's post-reverse split common stock to two directors for services valued at $10,000.

On January 14, 2003, the Company reached an agreement to acquire the "Miss Beverly Hills" entity from Atlantis Cay Ltd. in consideration for the issuance of 10,000,000 restricted shares of the Company's post-reverse split common stock to Atlantis Cay Ltd. and its agents. The Company was not provided with the necessary data and information about the "Miss Beverly Hills" entity in a timely manner, as required by the agreement, nor was it satisfied with the proposed terms of transfer of all rights of ownership. On February 4, 2003, at a Special Meeting of the Board, it was decided not to proceed with this acquisition. Accordingly, the 10,000,000 post-reverse split restricted shares were reacquired for no consideration, returned to treasury and cancelled.

On January 21, 2003, the Company issued 5,000,000 shares of post-reverse split common stock at a price of $0.04 per share representing a 33.33% discount to the estimated fair value of $.06 per share in settlement of outstanding and ongoing consulting fees and services totaling $200,000. Of the 5,000,000 post-reverse split shares issued, 2,500,000 were issued to parties related to the "Miss Beverly Hills" acquisition, 830,000 were issued to two significant shareholders for consulting services and 320,000 were issued to two employees for consulting services. The Company registered these post-reverse split shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. In February, 2003, pursuant to the termination of the agreement with Atlantis Cay Ltd., 2,500,000 post-reverse-split shares issued were reacquired for no consideration, returned to treasury and cancelled. The fair value of the 2,500,000 post-reverse split shares that remained issued in settlement of services totaling $100,000, exceeded the outstanding debts by an amount of $50,000.
This amount is recorded as a loss on settlement of debt in the first quarter of 2003.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 2,000,000 shares of post-reverse split common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the period the Company granted options under the Plan to acquire a total of 2,000,000 post-reverse split shares of the Company's common stock at a price of $0.06 per share being the market value as at the date of grant. Of the total number of options granted, 1,505,000 were granted to consultants for which a consulting expense of $90,300 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%.

The fair value of the 495,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%.

During the period, the Company issued 250,000 post-reverse stock split shares on the exercise of 250,000 options. In March 2003, an optionee failed to comply with the stock option agreement and as a result, 50,000 post-reverse stock split shares were reacquired, returned to treasury and cancelled. (See Note 6)


NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, the Company issued 100,000 shares to two directors for outstanding management fees totaling $10,000.

During the three months ended March 31, 2003, companies controlled by a significant shareholder earned $26,333 pursuant to an investment banking services contracts (See Note 3).

During the three months ended March 31, 2003, a company controlled by an employee earned $2,083 pursuant to an investor relations services contracts (See Note 3).

In January 2003 the Company issued a total of 2,500,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $100,000. Of the 2,500,000 common shares issued, 830,000 were issued to two significant shareholders and 320,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $50,000, which has been recorded as a loss on settlement of debt.

At March 31, 2003 a total of $181,719 (2002 - $169,410) is owing to Iceberg Brands Corporation for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

At March 31, 2003, a total of $13,446 is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

During the three months ended March 31, 2003, the Company incurred expenses for office rent of $4,135 and management fees of $6,000 to a Company controlled by an employee. At March 31, 2003, $65,276 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

See Notes 3 and 4.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to March 31, 2003, a total of 1,430,000 shares of common stock were issued at a price of $.06 per share on the exercise of incentive stock options.

On April 22, 2003, the Company signed a memorandum of understanding to acquire Biozone Laboratories, Inc., of Pittsburg, California, an integrated specialty pharmaceutical company focused on innovative methods of drug delivery. For the past 13 years, BioZone has produced and manufactured technologically-advanced brand name and generic pharmaceutical products using its proprietary technologies. The general terms of the agreement are as follows:

1. The Company will issue 19,000,000 restricted shares of common stock to Biozone and its nominees in exchange for 100%, but not less 91%, of Biozone. In addition, another 13,500,000 restricted shares of common stock will be issued to Biozone and its nominees upon certain sales benchmarks being met.

2. Pursuant to a definitive agreement being in place, the Company has agreed to pay $500,000 to Biozone and raise up to $1,500,000 over certain time periods to fund the development of Biozone.

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

Since neither CardStakes' websites nor ours are operational, we are not earning revenues or currently offering or selling any products over our websites. We anticipate that the websites will be operational after the updates are completed and we are able to acquire another merchant account and secure additional funding. Until we are able to acquire another merchant account (there is no guarantee that we will be able to acquire another merchant account), our websites and the Cardstakes.com website will remain down.

Investment in Iceberg Brands Corporation

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

During the fourth quarter of 2002, Iceberg issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Iceberg to approximately 4%. As a result of the significant reduction of the Company's interest in Iceberg, the Company has reclassified its investment in Iceberg from an equity investment to available-for-sale securities whereby its investment is carried at the stated market value. As at March 31, 2003, the Company owns 457,404 shares of Iceberg Brands Corporation. The President and a Director of the Company is the Secretary and a Director of Iceberg

Our Subsidiary- CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the three months ending March 31, 2003, except for the maintenance required to its websites described above.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the three months ending March 31, 2003.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the three months ending March 31, 2003.

Liquidity and Capital Resources.

For the three months ended March 31, 2003, we had total assets of $341,517 including $126 in cash, $696 in taxes recoverable and other receivables, $44,166 in available for sale securities (see Iceberg Brands Corporation above), and $144,500 represented by the current portion of prepaid service contracts. We also held $141,882 for prepaid service contracts, $13,146 in depreciated furniture and equipment and $1 for other intangible assets (see URL's above). The cash and equivalents constitute our present sources of liquidity. At March 31, 2003, we had total current liabilities of $367,062 of which $120,067 was represented by accounts payable and accrued liabilities and $246,995 was due to related parties. At March 31, 2003, we had $186,488 in current assets and $367,062 in total current liabilities. At March 31, 2003, current liabilities exceeded current assets by $108,574.

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

Results of Operations.

We have not yet realized any significant revenue from operations. For the three months ended March 31, 2003, we had $319,167 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2002 were $46,994. The increase in operating expenses was primarily due to an increase in consulting fees. Net losses from operations for the three months ending March 31, 2003, were $319,167, being the general and administrative expenses. Our net loss for the corresponding period in 2002 was $293,627. The decrease in loss for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily due to the decrease in the equity loss from Iceberg Brands Corporation, which is no longer accounted for using the equity method of accounting. We have incurred net losses of $8,403,928 since our inception on September 13, 1993.

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

We do not anticipate any significant research and development within the next twelve months, nor do we anticipate that we will lease or purchase any significant equipment within the next twelve months. We do not anticipate a significant change in the number of our employees within the next twelve months, nor are we aware of any material commitment or condition that may affect our liquidity within the next twelve months, other than the commitments described in
Item 5 (D) with respect to Biozone


Property held by the Company.

As of the dates specified in the following table, we held the following property in the following amounts:

                 March 31, 2003      December 31, 2002     December 31, 2001
----------------------------------   -----------------    ----------------
Property and
Cash Equivalents   $126.00             $1.00                   $5,607.00


We define cash equivalents as all highly liquid investments with a maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

ITEM 3.CONTROLS AND PROCEDURES

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


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

On January 10, 2003, the Company entered into an agreement with Compte de Sierge Accomodative Corp., a private company, with a 2 and one-half year term, whereby Compte will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in Europe. (See Exhibit 10.1)

Also on January 10, 2003, the Company entered into an agreement with Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, with a 2 and one-half year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in North and South America. . (See Exhibit 10.2)

Also on January 10, 2003, the Company entered into an agreement with Inter-Orient Investments Ltd., a private company controlled by a significant shareholder, with a two year term, whereby Inter-Orient will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments. . (See Exhibit 10.3)

Also on January 10, 2003, the Company entered into an agreement with Asiatic Management Consultants Ltd., a private company controlled by a significant shareholder, with a 2 and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $25,000) in exchange for 250,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in the Far East. (See Exhibit 10.4)

Also on January 10, 2003, the Company entered into an agreement with HBK Investment Services Ltd., a private company controlled by an employee, with a two year term, whereby HBK will provide investor relations services to the Company (valued at $20,000) in exchange for 200,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases. . (See Exhibit 10.5)


At March 31, 2003 the prepaid portion of the service contracts totaled $286,382, of which $144,500 is current.

Also on January 10, 2003, the Company issued 100,000 restricted shares of the Company's post-reverse split shares to two directors for services valued at $10,000. (Robert Klein, 50,000 shares and Robert Waters, 50,000 shares).

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

On January 21, 2003, the Company issued 5,000,000 shares of post-reverse split shares at a price of $0.04 per share representing a 33.33% discount to the estimated fair value of $.06 per share in settlement of outstanding and ongoing consulting fees and services totalling $200,000. Of the 5,000,000 post-reverse split shares issued, 2,500,000 were issued to parties related to the "Miss Beverly Hills" acquisition, 830,000 were issued to two significant shareholders for consulting services and 320,000 were issued to two employees for consulting services. The Company registered these post-reverse split shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. In February, 2003, pursuant to the termination of the agreement with Atlantis Cay Ltd., 2,500,000 post-reverse split shares issued were re-acquired, returned to treasury and cancelled. The fair value of the 2,500,000 post-reverse split shares that remained issued in settlement of services totaling $100,000, exceeded the outstanding debts by an amount of $50,000. This amount is recorded as a loss on settlement of debt in the first quarter of 2003.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 2,000,000 shares of post-reverse split shares, par value $0.001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan. The Company granted options to acquire a total of 2,000,000 post-reverse split shares of common stock at a price of $.06 per share. In February, the Company issued 250,000 post-reverse split shares of common stock pursuant to the exercise of stock options. In March, 2003, an optionee failed to comply with the Stock Option Agreement and as a result, 50,000 post-reverse split shares were re-acquired, returned to treasury and cancelled.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On January 2, 2003, the Company declared a one-for-ten stock split of all of the outstanding common stock, without any change in par value for the shares of common stock. Shareholder approval was obtained to effect the reverse stock split and it became effective on January 8, 2003. On that date, the authorized capital was 100,000,000 common shares with a par value of $0.0001, with 4,054,750 shares issued and outstanding.


ITEM 5.  OTHER INFORMATION

A. Security Ownership of Management



Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1388 W. Georgia St               50,000                  0.57%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                  50,000                  0.57%
                     West Vancouver, BC V7S 2S6


Directors' Compensation.
During the three months ended March 31, 2003, the Company issued 100,000 shares to two directors (see above) for outstanding management fees totaling $10,000.

 Stock Based Compensation.
During the three months ended March 31, 2003, $90,300 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model. We do expect further stock based compensation in 2003.


B. Security Ownership of Certain Beneficial Holders of ten percent or more


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         CEDE & Co. (1)
                    The Depository Trust Co.
                    P.O. Box 222 Bowling Green Station
                    New York, New York 10274             5,349,314              66.17 %
(1)  According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.


C. Certain Relationships and Related Party Transactions

During the three months ended March 31, 2003, the Company issued 100,000 shares to two directors for outstanding management fees totaling $10,000.

 During the three months ended March 31, 2003, companies controlled by a significant shareholder earned $26,333 pursuant to investment banking services contracts.

During the three months ended March 31, 2003, a company controlled by an employee earned $2,083 pursuant to an investor relations services contracts.

In January 2003 the Company issued a total of 2,500,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $100,000. Of the 2,500,000 common shares issued, 830,000 were issued to two significant shareholders and 320,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $50,000, which has been recorded as a loss on settlement of debt.

At March 31, 2003 a total of $181,719 is owing to Iceberg Brands Corporation for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

 At March 31, 2003, a total of $13,446 is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment. During the three months ended March 31, 2003, the Company incurred expenses for office rent ($4,135) and management fees ($6,000) to a Company controlled by an employee.

 At March 31, 2003, $51,830 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

D. Subsequent Events

Subsequent to March 31, 2003,a total of 1,430,000 shares of common stock were issued at a price of $.06 per share on to the exercise of stock options .

On April 22, 2003, the Company signed a memorandum of understanding to acquire Biozone Laboratories, Inc., of Pittsburg, California, an integrated specialty pharmaceutical company focused on innovative methods of drug delivery. For the past 13 years, BioZone has produced and manufactured technologically-advanced brand name and generic pharmaceutical products using its proprietary technologies.

 The general terms of the agreement are as follows:

1. Pursuant to a definitive agreement being in place and the completion of an audit of the financial statements of Biozone, the Company will issue 19,000,000 restricted shares of common stock to Biozone in exchange for 100%, but not less 91%, of Biozone. In addition, another 13,500,000 restricted shares of common stock will be issued to Biozone upon certain sales benchmarks being
met. 2.      Pursuant to a definitive agreement being in place, the Company has agreed to pay $500,000 to Biozone and raise up to $1,500,000 over certain time periods to fund the development of Biozone.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

(i)   Exhibits No.     Descriptions
     -------------     --------------

Exhibit 3.1  - Certificate of Amendment to Articles of Incorporation

Exhibit 10.1 - Agreement between us and Compte de Sierge Accomodative Corp.

Exhibit 10.2 - Agreement between us and Y.E.N.N. Asset Management Ltd.

Exhibit 10.3 - Agreement between us and Inter-Orient Investments Ltd.

Exhibit 10.4 - Agreement between us and Asiatic Management Consultants Ltd.

Exhibit 10.5 - Agreement between us and HBK Investment Services Ltd.


Exhibit 99.1 - Section 906 Certification of Periodic Report
               of the Chief Executive Officer.


Exhibit 99.2 - Section 906 Certification of Periodic Report
               of the Chief Financial Officer.

(ii)      The following documents are incorporated by reference in this Form 10-
          QSB:


A. Our Form 8-K filed January 9, 2003 announcing a ten for one reverse stock split and change of CUSIP number and trading symbol.

B. Our Form 8-K filed January 17, 2003 announcing the acquisition of Miss Beverly Hills entity, subject to the seller providing 2UOnline.com, Inc. with previously generated marketing materials, video, photographs and other intellectual property and business items which will assist 2UOnline.com, Inc. in operating the "Miss Beverly Hills" entity.

C. Our Form 8-K filed February 5, 2003 announcing the disposition of Miss Beverly Hills entity due to the failure of the seller to provide the necessary information required to assist 2UOnline.com, Inc. in

<APGE>19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 20, 2003.

2U Online.com, Inc., a Delaware corporation

          /s/: R. Klein
By:   ______________
          Robert Klein
Its:     President


CERTIFICATION

CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Executive Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003 of 2UONLINE.COM, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


  /s/ Robert Klein
---------------
   Robert Klein
   President and Chief Executive Officer

=======================================

CERTIFICATION OF PERIODIC REPORT

I, Robert Waters, President and Chief Financial Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003 of 2UONLINE.COM, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Robert Waters
--------------
Robert Waters
Director and Chief Financial Officer