Form 10QSB/A
period 2003-03-31
2U ONLINE COM INC
filed 2003-05-21
CIK 1076262

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED
                               MARCH 31,2003


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

(i)   Exhibits No.     Descriptions
     -------------     --------------

*Exhibit 3.1  - Certificate of Amendment to Articles of Incorporation

*Exhibit 10.1 - Agreement between us and Compte de Sierge Accomodative Corp.

*Exhibit 10.2 - Agreement between us and Y.E.N.N. Asset Management Ltd.

*Exhibit 10.3 - Agreement between us and Inter-Orient Investments Ltd.

*Exhibit 10.4 - Agreement between us and Asiatic Management Consultants Ltd.

*Exhibit 10.5 - Agreement between us and HBK Investment Services Ltd.


Exhibit 99.1 - Section 906 Certification of Periodic Report
               of the Chief Executive Officer.


Exhibit 99.2 - Section 906 Certification of Periodic Report
               of the Chief Financial Officer.

* Incorporated as reference from the original 10QSB filing for March 31,2003; file #0001091818-03-000164

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB/A to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 21, 2003.

2U Online.com, Inc., a Delaware corporation

          /s/: R. Klein
By:   ______________
         Robert Klein
Its:     President


CERTIFICATION

CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Executive Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this amended quarterly report on Form 10-QSB for the period ended March 31, 2003 of 2UONLINE.COM, INC.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

        c. presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

  /s/ Robert Klein
  ---------------
  Robert Klein
  President and Chief Executive Officer

      20 =======================================

CERTIFICATION OF PERIODIC REPORT

I, Robert Waters, President and Chief Financial Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this amended quarterly report on Form 10-QSB for the period ended March 31, 2003 of 2UONLINE.COM, INC.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

c. presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Robert Waters
--------------
Robert Waters
Director and Chief Financial Officer