Form 10QSB
period 2003-06-30
2U ONLINE COM INC
filed 2003-08-19
CIK 1076262

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

                                 June 30, 2003

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

==============================================================================

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2003, there were 11,659,750 shares of the issuer's $.0001 par value common stock issued and outstanding.
==============================================================================

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

                                June 30, 2003

                                  (Unaudited)


CONSOLIDATED BALANCE SHEETS............................F-1

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS..........F-2

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS..........F-3

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.....F-4

=========================================================

                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                       June  30, 2003       December 31, 2002
                                                      ------------------      -----------------
ASSETS                                                  (unaudited)
CURRENT ASSETS
        Cash                                               $       -            $        1
        Taxes recoverable                                        350                   233
        Available for sale securities                         22,870                68,611
        Current portion of prepaid Service Contract(Note 3)  144,500                59,500
                                                             -------                ------
                                                             167,720               128,345

PREPAID SERVICE CONTRACTS (Note 3)                           109,298                64,464
FURNITURE AND EQUIPMENT, net of depreciation                  12,081                14,212
OTHER INTANGIBLE ASSETS                                            1                     1
                                                            ---------            ----------
                                                           $ 289,100             $ 207,022
                                                            =========            ==========

CURRENT LIABILITIES
        Bank Overdraft                                     $     276             $       -
        Accounts payable and accrued liabilities             120,651               122,844
        Due to related parties (Note 5)                      269,148               220,412
                                                            ---------             ---------
                                                           $ 390,075               343,256
                                                            =========             =========
GOING CONCERN (Note 1)

                   STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
        Common stock, $.0001 par value, 100,000,000
         shares authorized                                      4,815                4,055
        11,659,750 (2002 - 4,054,750)
        shares issued and outstanding
        Additional paid-in capital                          8,796,208            8,157,618
        Deficit accumulated during the development stage   (8,940,907)          (8,304,739)
        Accumulated other comprehensive income (loss)          38,909                6,832
                                                           ------------          -----------
                                                             (100,975)           (136,234)

                                                           $  289,100         $   207,022
                                                           ===========         ============

The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months  Three Months   Six Months    Six Months     September
                                           ended June    ended June    ended June    ended June     13, 1993
                                            30, 2003      30, 2002      30, 2003      30, 2003     (Inception)
                                                                                                    to June 30,
                                                                                                       2003
                                          -----------   ----------      --------     ---------     ----------
REVENUES
        Processing Fees                  $         -   $        -       $     -      $      -      $    98,425
        Sale of Oil & Gas Interest                 -            -             -             -           47,510
        Interest Income                            -            -             -             -            2,927
                                         ------------   -----------     ---------    ---------    -------------
                                                   -            -             -             -          148,853
                                         ------------   -----------     ---------    ---------    --------------
GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing                   -           -             -             -           55,305
        Consulting fees                       167,341      14,875       291,433        29,750        1,213,133
        Consulting fees- Stock-based
          compensation                         80,400          -        170,700             -          424,369
    Loss on settlement of debt                     -           -         50,000             -          139,500
        Depreciation                            1,065       1,522         2,131         3,045           28,913
        Investor relations                     19,791           -        27,083        12,395          376,348
        Management fees                         6,000       6,000        22,000        12,000          344,654
        Office and general                      8,445      12,701        17,808        23,750          275,855
        Professional fees                      33,896       8,148        50,509         8,976          327,725
        Travel and accommodation                2,545           -         2,927             -          147,158
        Wages and benefits                        100           -         4,159             -          113,155
        Website development costs                   -       1,125             -         1,439          345,682
        Write-down of URLs                          -           -             -             -        1,659,192
        Write-down of technology license            -           -             -             -        2,055,938
        Write-off of other assets                   -           -             -             -          145,186
                                             --------     -------      --------       -------        ---------
                                              319,583      44,371       638,750        91,355        7,652,213

LOSS BEFORE THE FOLLOWING:                   (319,583)    (44,371      (638,750)      (91,355)      (7,503,360)
EQUITY LOSS FROM ICEBERG BRANDS CORP.               -     (89,543)            -      (336,180)      (1,394,280)
WRITE DOWN OF INVESTMENT IN ICEBERG BRAND           -           -             -             -         (313,301)
GAIN ON SALE OF SECURITIES                          -           -             -             -            7,452
MINORITY INTEREST IN CARDSTAKES' LOSS               -           -             -             -          479,978
                                           ------------  -----------   -----------   ---------     -------------
NET LOSS FOR THE PERIOD                  $   (319,583)  $ (133,914)   $ (638,750)  $ (427,535)    $ (8,723,511)
                                           ============  ===========   ===========  ==========     =============

BASIC NET LOSS PER SHARE                 $      (0.04)  $    (0.00)   $    (0.07)  $    (0.01)
                                           ============  ===========   ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                         9,498,187    31,597,500     9,068,672   31,597,500



The accompanying notes are an integral part of these consolidated financial statements.


                              2U ONLINE.COM, INC.
                         (A Development Stage Company)
                 INTERIM  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                              September 13,
                                                                 Six Months ended      Six Months ended       1993 (inception)
                                                                     June 30,               June 30,           to June 30,
                                                                       2003                   2002                 2003
                                                                  ------------           ------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                $    (638,750)        $     (427,535)       $    (8,723,511)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    2,131                  3,045                28,913
        non-cash consulting fees                                      291,433                 29,750             1,020,425
        loss on settlement of debt                                     50,000                      -               149,500
        non-cash management fees                                       10,000                      -               234,000
        non-cash investors relations fees                              27,083                 12,395               324,576
        non-cash professional fees                                     36,500                      -                36,500
        stock-based compensation                                      170,000                      -               424,369
        non-cash component of URL write-down                                -                      -             1,214,192
        write-down of technology license                                    -                      -             2,055,938
        write-off of website development costs                              -                      -               126,876
        equity loss from Iceberg Brands Corp.                               -                374,348             1,394,280
        write down of investment in Iceberg Brand Corp.                     -                      -               313,301
        Gain on sale of securities                                          -                      -                (7,452)
        minority interest in Cardstakes'loss                                -                      -              (479,978)
                                                                  ------------            ------------          ------------
                                                                      (50,903)                (7,997)           (1,898,071)
        net changes in working capital items                         (192,160)               (21,395)               73,514
                                                                  ------------            ------------          ------------
CASH USED IN OPERATING ACTIVITIES                                    (243,063)               (29,392)           (1,824,557)
                                                                  ------------            ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                      -               (75,000)
        Technology license                                                  -                      -              (135,938)
        Acquisition of furniture and equipment                              -                      -               (32,696)
        Website development costs                                           -                      -              (126,876)
        Other intangible assets                                             -                 38,168                (5,189)
        Proceeds from sale of shares of Iceberg Brands Corp.                -                      -                73,092
        Cash acquired on acquisition of Cardstakes.com, Inc.                -                      -               210,000
                                                                   ------------           ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                        -                 17,732               (92,607)
                                                                   ------------           ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Bank Ocerdraft                                                    276                     40                   276
        Net Advances (to) from related parties                         72,736                (14,423)              156,838
        Net proceeds on sale of common stock                          170,050                      -             1,760,050
                                                                 ------------            ------------           ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                        243,062                (14,383)            1,917,164
                                                                 ------------            ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1)                 (5,607)                    -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1                   5,607                     -
                                                                 ------------            ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $            -         $             -        $          126
                                                                 ============            ============           ============

Supplemental cash flow information: During the six month period June 30, 2003, the Company issued 1,950,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $195,000 (Refer to Note 3) and 100,000 common shares for payment of outstanding management fees to two directors valued at $10,000. During the six month period ended June 30, 2003, the Company issued 2,500,000 shares with a fair value of $150,000 in settlement of $100,000 of consulting fees. Refer to Notes 4 and 6. The accompanying notes are an integral part of these interim consolidated financial statements.

                              2U ONLINE.COM, INC.
                         (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2003
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com, Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at June 30, 2003 had a working capital deficiency of $222,355 and a deficit of $100,975. The Company and its subsidiaries are in the development stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. Refer to Note 6.

Unaudited Interim Financial Statements The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

Website Development Costs

The Company accounts for website development costs in accordance with EITF 00-02 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized any website development costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:


                                                  Six months ended     Six months ended
                                                   June 30, 2003        June 30, 2002
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (638,750)       $  (427,535)
SFAS 123 compensation expense           Pro-forma       (110,100)              -
                                                      -------------     -------------
Net loss for the period                 Pro-forma       (748,850)       $  (427,535)
                                                      ============      ==============
Pro-forma basic net loss per share      Pro-forma    $     (0.08)        $     (0.01)
                                                      ============      =============


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

At June 30, 2003 the prepaid portion of the above described service contracts totaled $253,798, of which $144,500 is current.

NOTE 4 -- CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

On January 2, 2003, the Company declared a one-for-ten reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. Shareholder approval was obtained to effect the reverse stock split which became effective on January 8, 2003. On that date, the authorized capital was 100,000,000 common shares with a par value of $0.0001, with 4,054,750 post reverse-split shares issued and outstanding. Unless otherwise noted, all references to common stock, common shares outstanding average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-ten reverse stock split on a retroactive basis,

On January 10, 2003, the Company entered into agreements with various private companies controlled by significant shareholders, with two and one-half year terms, whereby these companies will provide investment-banking services to the Company (valued at $125,000) in exchange for the issuance of 1,250,000 restricted shares of the Company's post-reverse split common stock. (See Note
3)

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

On January 21, 2003, 495,000 options were granted to directors and employees and their fair value, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%.


On June 9, 2003, the Company filed a Registration Statement on Form S-8 to cover 3,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the period the Company granted options under the Plan to acquire a total of 2,300,000 shares of the Company's common stock at a price of $0.07 per share being the market value as at the date of grant. Of the total number of options granted, 1,150,000 were granted to consultants for which a consulting expense of $80,400 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%.

The fair value of the 1,150,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%.

In March 2003, an optionee failed to comply with the stock option agreement and as a result, 50,000 post-reverse stock split shares were reacquired, returned to treasury and cancelled. In May 2003, an optionee failed to comply with the stock option agreement and as a result, 250,000 post-reverse stock split shares were reacquired, returned to treasury and cancelled.

The following table summarizes the Company's stock option activity:

                                Number of Options       Weighted Average       Weighted Average Remaining
                                                         Exercise Price         Contractual Life
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2002              -                      -                        -
Granted                         4,300,000               $   0.07                        -
Exercised                      (3,055,000)              $   0.06                        -
                             ------------------------------------------------------------------------

Balance, June 30, 2003         1,245,000                $   0.07                      5 .0 yrs.
                             ========================================================================


NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003, the Company issued 100,000 shares to two directors for outstanding management fees totalling $10,000.

During the six months ended June 30, 2003, companies controlled by a significant shareholder earned $52,666 (2002 - $29,750) pursuant to an investment banking services contracts (See Note 3).

During the six months ended June 30, 2003, a company controlled by an employee earned $4,166 (2002 - $Nil) pursuant to an investor relations services contracts (See Note 3).

In January 2003 the Company issued a total of 2,500,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totalling $100,000. Of the 2,500,000 common shares issued, 830,000 were issued to two significant shareholders and 320,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $50,000, which has been recorded as a loss on settlement of debt.

At June 30, 2003 a total of $182,514 (2002 - $167,016) is owing to Iceberg Brands Corporation for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

At June 30, 2003, a total of $24,407 is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment.


During the six months ended June 30, 2003, the Company incurred expenses for office rent of $8,532 (2002 - $8,047) and management fees of $12,000 ( 2002 -
$12,000) to a Company controlled by an employee. At June 30, 2003, $62,227 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

See Notes 3 and 4.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, a total of 1,125,000 shares of common stock were issued at a price of $.07 per share on the exercise of incentive stock options.

NOTE 7- PROPOSED ACQUISTION OF BIOZONE LABORATORIES, INC.

On April 22, 2003, the Company signed a memorandum of understanding to acquire BioZone Laboratories, Inc., of Pittsburgh, California, an integrated specialty pharmaceutical company focused on innovative methods of drug delivery For the past 13 years, Biozone has produced and manufactured technologically advanced brand name and generic pharmaceutical products using its proprietary technologies.

The general terms of the agreement are as follows:

1) Pursuant to a definitive agreement being in place and the completion of an audit of the financial statements of Biozone, the Company will issue 19,000,000 restricted shares of common stock to Biozone in exchange for 100%, but not less than 91%, of Biozone. In addition, another 13,500,000 restricted stock of common stock will be issued to Biozone upon certain sales benchmarks being net.

2) Pursuant to a definitive agreement being in place, the Company has agreed to pay $500,000 to Biozone and raise up to $1,500,000 over certain time periods to fund the development of Biozone.

At present, there is not yet a definitive agreement in place and the Company continues to perform its due diligence. The acquisition, if completed, will be subject to shareholder approval.



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

During the fourth quarter of 2002, Iceberg issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Iceberg to approximately 4%. As a result of the significant reduction of the Company's interest in Iceberg, the Company has reclassified its investment in Iceberg from an equity investment to available-for-sale securities whereby its investment is carried at the stated market value. As at June 30, 2003, the Company owns 457,404 shares of Iceberg Brands Corporation. The President and a Director of the Company is the Secretary and a Director of Iceberg

Proposed Acquisition of  Biozone Laboratories, Inc.

On April 22, 2003, the Company signed a memorandum of understanding to acquire Biozone Laboratories, Inc., of Pittsburg, California, an integrated specialty pharmaceutical company focused on innovative methods of drug delivery. For the past 13 years, BioZone has produced and manufactured technologically-advanced brand name and generic pharmaceutical products using its proprietary technologies.

- The general terms of the agreement are as follows:

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

At present, there is not yet a definitive agreement in place and the Company continues to perform its due diligence. The acquisition, if completed, will be subject to shareholder approval.

Our Subsidiary- CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was relatively inactive during the six months ending June 30, 2003, except for the maintenance required to its websites described above.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the six months ending June 30, 2003.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the six months ending June 30, 2003.

Liquidity and Capital Resources.

For the six months ended June 30, 2003, we had total assets of $289,100 including $350 in taxes recoverable and other receivables, $22,870 in available for sale securities (see Iceberg Brands Corporation above), and $144,500 as the current portion of $253,798 in prepaid service contracts. We also held $12,081 in depreciated furniture and equipment and $1 for other intangible assets (see URL's above). The cash and equivalents constitute our present sources of liquidity. At June 30, 2003, we had total current liabilities of $390,075 of which $276 was represented by a bank overdraft, $120,651 was accounts payable and accrued liabilities and $269,148 was due to related parties. At June 30, 2003, we had $167,720 in current assets and $390,075 in total current liabilities. At June 30, 2003, current liabilities exceeded current assets by $222,355.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in any material way, except for the proposed acquisition of Biozone Laboratories, Inc.(see above), if completed. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of liquidity, that being the sale of our common stock.

No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our case requirements.

Results of Operations. We have not yet realized any significant revenue from operations. For the second quarter ending June 30, 2003, we had $239,183 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2002 were $44,371. The increase in operating expenses was primarily due to an increase in consulting fees. Net losses from operations for the second quarter ending June 30, 2003, were $319,583, being the general and administrative expenses and stock based compensation. Our net loss for the corresponding period in 2002 was $133,914. The increase in loss for the second quarter ending June 30, 2003 compared to the second quarter ending June 30, 2002 was primarily due to the increase in consulting fees and stock based compensation. We have incurred net losses of $8,723,511 since our inception on September 13, 1993.

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

We will require additional cash to implement our business strategies, and for payment of increased operating expenses and our monthly rent of $2,050.00. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowing and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next twelve months, we may be required to curtail our operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets.

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

ITEM 3 Controls and Procedures

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Changes in Securities.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 2,000,000 shares of post-reverse split shares, par value $0.001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan. The Company granted options to acquire a total of 2,000,000 post-reverse split shares of common stock at a price of $.06 per share. During the second quarter ended June 30, 2003, the Company issued a total of 1,780,000 shares of common stock at a price of $.06 per share for proceeds of $106,800 as follows:

  April 14, 2003     200,000 shares
  May 2, 2003        980,000 shares
  May 6, 2003        250,000 shares
  May 16, 2003       200,000 shares
  May 27, 2003       (250,000) shares (cancellation of May 6, 2003 issue)
  May 30, 2003       400,000 shares

On June 09, 2003, the Company filed a Registration Statement on Form S-8 to cover 3,000,000 shares of common stock, par value $0.0001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan. During the second quarter ended June 30, 2003, the Company issued a total of 1,075,000 shares of common stock at a price of $.07 per share for proceeds of $75,250 as follows:

  June 11, 2003      875,000 shares
  June 23, 2003      100,000 shares
  June 26, 2003      100,000 shares

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

A. Security Ownership of Management



Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1388 W. Georgia St               50,000                  0.43%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                  50,000                  0.43%
                     West Vancouver, BC V7S 2S6



Directors' Compensation. During the second quarter ended June 30, 2003, the Company incurred $Nil in management fees to directors.

Stock Based Compensation. During the second quarter ending June 30, 2003, $80,400 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.

Change in Executive Officer

On June 24, 2003 the company accepted the resignation of Ferdinand Marehard as Secretary, Treasurer and Director and the appointment of Robert Waters as Secretary and Treasurer.

B. Security Ownership of Certain Beneficial Holders of ten percent or more


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         CEDE & Co. (1)
                    The Depository Trust Co.
                    P.O. Box 222 Bowling Green Station
                    New York, New York 10274               7,939,219             68.097 %

(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.



C. Certain Relationships and Related Party Transactions


During the six months ended June 30, 2003, the Company issued 100,000 shares to two directors for outstanding management fees totaling $10,000.

During the six months ended June 30, 2003, companies controlled by a significant shareholder earned $52,666 (2002 - $29,750) pursuant to an investment banking services contracts .

During the six months ended June 30, 2003, a company controlled by an employee earned $4,166 (2002 - $Nil) pursuant to an investor relations services contracts.

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

At June 30, 2003 a total of $182,514 (2002 - $167,016) is owing to Iceberg Brands Corporation for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by 2Uonline.com, Inc.

At June 30, 2003, a total of $24,407 is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

During the six months ended June 30, 2003, the Company incurred expenses for office rent of $8,532 (2002 - $8,047) and management fees of $12,000 (2002 -
$12,000) to a Company controlled by an employee. At June 30, 2003, $62,227 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

D. Subsequent Events

Subsequent to June 30, 2003, a total of 1,125,000 shares of common stock were issued at a price of $.07 per share for proceeds of $78,750 on to the exercise of stock options .

E. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

                     June 30, 2003  December 31, 2002  December 31, 2001
                   -----------------------------------------------------
Property and
Cash Equivalents         <$276.00>        $1.00           $5,607.00

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.


Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)     Exhibits

Exhibit 99.1 - Section 906- Certification of Periodic
               Report of the Chief Executive Officer.

Exhibit 99.2 - Section 906- Certification of Periodic
               Report of the Chief Financial Officer.

(ii)      Reports on Form 8-K:

A. Our Form 8-K filed June 24, 2003 announcing the resignation of Ferdinand Marehard as Secretary, Treasurer and Director and the appointment of Robert Waters as Secretary and Treasurer.


SIGNATURES

In Accordance With The Requirements Of The Securities Exchange Act Of 1934, We Have Duly Caused This Registration Statement On Form 10-Qsb To Be Signed On Our Behalf By The Undersigned; Thereunto Duly Authorized, In The City Of Vancouver, British Columbia, Canada, On August 19, 2003.

2U Online.com, Inc.,
a Delaware corporation

        /s/ R. Klein
By:  ------------------
        Robert Klein
Its:    President

CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Executive Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003 of 2UONLINE.COM, INC.;

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

Date: August 19, 2003


  /s/ Robert Klein
---------------
   Robert Klein
   President and Chief Executive Officer




CERTIFICATION OF PERIODIC REPORT

I, Robert Waters, President and Chief Financial Officer of 2Uonline.com, Inc, a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003 of 2UONLINE.COM, INC.;

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

Date: August 19, 2003

  /s/ Robert Waters
  --------------
  Robert Waters
  Director and Chief Financial Officer