Form 10QSB
period 2003-09-30
GOLDEN SPIRIT MINERALS LTD
filed 2003-11-20
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2003

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number: 0-26101

                          GOLDEN SPIRIT MINERALS LTD.


                    (Formerly Known as  2U ONLINE.COM, INC.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical dateSeptember 30, 2003, there were 13,584,750 shares of the issuer's $.0001 par value common stock issued and outstanding.
==============================================================================

INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F13

Item 2.   Management's Discussion and Analysis or Plan of Operation.................2-7

Item 3.   Controls And Procedures....................................................8

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................9

Item 2.   Changes in Securities and Use of Proceeds................................. 9

Item 3.   Defaults Upon Senior Securities............................................9

Item 4.   Submission of Matters to a Vote of Security Holders........................9

Item 5.   Other Information......................................................... 14

Item 6.   Exhibits and Reports on Form 8-K...........................................14

SIGNATURES...........................................................................14

CERTIFICATION........................................................................16

=================================================================================


                           GOLDEN SPIRIT MINERAL LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                       September 30, 2003     December 31, 2002
                                                      ------------------      -----------------
ASSETS                                                    (unaudited)
CURRENT ASSETS
        Cash                                               $       -            $        1
        Taxes recoverable                                        350                   233
        Available for sale securities                         27,870                68,611
        Current portion of prepaid Service Contract(Note 3)   59,500                59,500
                                                             -------                ------
                                                             187,720               128,345

PREPAID SERVICE CONTRACTS (Note 3)                           161,714                64,464
FURNITURE AND EQUIPMENT, net of depreciation                  12,081                14,212
OTHER INTANGIBLE ASSETS                                            1                     1
                                                            ---------            ----------
                                                           $ 261,516            $  207,022
                                                            =========            ==========

CURRENT LIABILITIES
        Bank Overdraft                                     $   1,241             $       -
        Accounts payable and accrued liabilities             105,922               122,844
        Due to related parties (Note 5)                      184,243               220,412
                                                            ---------             ---------
                                                           $ 291,046               343,256
                                                            =========             =========
GOING CONCERN (Note 1)

                   STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
        Common stock, $.0001 par value, 100,000,000
         shares authorized                                      5,007                4,055
        13,584,750 (2002 - 4,054,750)
        shares issued and outstanding
        Additional paid-in capital                          9,007,766            8,157,618
        Deficit accumulated during the development stage   (9,081,571)          (8,304,739)
        Accumulated other comprehensive income (loss)          38,909                6,832
                                                           ------------          -----------
                                                              (29,890)            (136,234)

                                                           $  261,516         $    207,022
                                                           ===========         ============

The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MINERAL LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                              Cumulative
                                       Three         Three        Nine          Nine            from
                                       Months        Months       Months        Months        January 1,
                                       ended         ended        ended         ended         1996 to
                                       September     September    September     September     September
                                       30, 2003      30, 2002     30, 2003      30, 2002      30,  2003
                                     ----------    ----------     ----------     ----------   ----------
REVENUES
        Processing Fees               $      -   $         -       $      -      $      -      $    98,425
        Sale of Oil & Gas Interest           -             -              -             -           47,510
        Interest Income                      -             -              -             -            2,927
                                      ------------   -----------    ---------    ---------    -------------
                                             -             -              -             -          148,853
                                      ------------   -----------    ---------    ---------    --------------
GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing            -             -              -             -           55,305
        Consulting fees                 75,292        41,375        366,725        71,125        1,288,425
        Loss on settlement of debt           -             -         50,000             -          149,500
        Depreciation                         -         1,523          2,131         4,568           28,913
        Investor relations               7,292             -         34,375        12,395          383,640
        Management fees                      -         6,000         22,000        18,000          344,654
        Office and general              65,898        25,133         86,734        48,883          341,153
        Professional fees                    -         3,513         50,509        12,489          327,725
        Stock Based Compensation        70,000             -        160,300             -          413,969
        Travel and accommodation             -             -              -             -          147,158
        Wages and benefits                   -             -          4,058         1,439          113,255
        Website development costs            -             -              -             -          346,807
        Write-down of URLs                   -             -              -             -        1,659,192
        Write-down of technology license     -             -              -             -        2,055,938
        Write-off of other assets            -             -              -             -          145,186
                                       --------      -------       --------       -------        ---------
                                       218,482        77,544        776,832       168,899        7,790,295

LOSS BEFORE THE FOLLOWING:                   -       (77,544)             -      (168,899)      (7,790,295)
EQUITY LOSS FROM ICEBERG BRANDS CORP.        -       (39,637)             -      (700,153)      (1,394,280)
WRITE DOWN OF INVESTMENT IN ICEBERG          -      (283,541)             -        40,795         (313,301)
GAIN ON SALE OF SECURITIES                   -             -              -             -            7,452
MINORITY INTEREST IN CARDSTAKES' LOSS        -             -              -             -          479,978
                                     ------------  -----------   -----------     ---------     -------------
NET LOSS FOR THE PERIOD           $   (218,482)  $ (400,722)   $  (776,832)    $ (828,257)    $ (8,861,593)
                                     ============  ===========   ===========    ==========     =============

BASIC NET LOSS PER SHARE          $      (0.03)  $    (0.01)   $    (0.07)  $    (0.03)
                                     ============  ===========   ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                  9,568,431    31,597,500     10,031,172  31,597,500



The accompanying notes are an integral part of these consolidated financial statements.


                         GOLDEN SPIRIT MINERAL LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Cumulative
                                                                 Nine Months ended   Nine Months ended     from January 1,
                                                                   September 30,      September 30,           1996 to
                                                                       2003               2002              September 30,
                                                                   ------------        ------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                $    (776,832)        $   (828,257)       $   (8,643,111)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    2,131               4,568                28,913
        non-cash consulting fees                                      366,725              44,625             1,095,717
        loss on settlement of debt                                     50,000                   -               149,500
        non-cash management fees                                       10,000              12,395               234,000
        non-cash investors relations fees                              34,375                   -               324,576
        non-cash professional fees                                     36,500                   -                36,500
        stock-based compensation                                      160,300                   -               413,969
        non-cash component of URL write-down                                -                   -             1,214,192
        write-down of technology license                                    -             700,153             2,055,938
        write-off of website development costs                              -             313,301               126,876
        equity loss from Iceberg Brands Corp.                               -            (354,096)            1,394,280
        write down of investment in Iceberg Brand Corp.                     -                   -               313,301
        Gain on sale of securities                                          -            (107,311)               (7,452)
        minority interest in Cardstakes'loss                                -                   -              (479,978)
                                                                  ------------          ------------         ------------
                                                                     (116,801)                  -            (2,043,363)
        net changes in working capital items                         (296,578)                  -                86,658
                                                                  ------------          ------------         ------------
CASH USED IN OPERATING ACTIVITIES                                    (413,379)                  -            (1,956,705)
                                                                  ------------          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                   -               (75,000)
        Technology license                                                  -                   -              (135,938)
        Acquisition of furniture and equipment                              -                   -               (32,696)
        Website development costs                                           -                   -              (126,876)
        Other intangible assets                                             -                   -                (5,189)
        Proceeds from sale of shares of Iceberg Brands Corp.                -                   -                73,092
        Cash acquired on acquisition of Cardstakes.com, Inc.                -              40,363               210,000
                                                                   ------------           ------------       ------------
CASH FLOWS FROM (USED) INVESTING ACTIVITIES                                 -                   -               (92,607)
                                                                   ------------           ------------       ------------
                                                                                           40,363
CASH FLOWS FROM FINANCING ACTIVITIES
        Bank Ocerdraft                                                  1,241               6,841                 1,241
        Net Advances (to) from related parties                         38,169              (6,449)              122,271
        Net proceeds on sale of common stock                          335,800                   -             1,925,800
                                                                   ------------           ------------       ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                        413,379                 392             2,049,312
                                                                   ------------           ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            -              (5,607)                    -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              -               5,607                     -
                                                                   ------------           ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $             -         $         -        $          126
                                                                   ============           ============        ============

During the nine month period September 30, 2003, the Company issued 1,950,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $195,000 (Refer to Note 3) and 100,000 common shares for payment of outstanding management fees to two directors valued at $10,000. During the nine month period ended September 30, 2003, the Company issued 2,500,000 shares with a fair value of $150,000 in settlement of $100,000 of consulting fees. Refer to Notes 4 and 6 The accompanying notes are an integral part of these interim consolidated financial statements.

                          GOLDEN SPIRIT MINERALS LTD.
                         (formerly 2UOnline.com, Inc.)
                         (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com, Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development. On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at September 30, 2003 had a working capital deficiency of $216,915. The Company and its subsidiaries are in the development stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. Refer to
Note 6.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-
B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:


                                              Nine months ended    Nine months ended
                                            September 30, 2003     September 30, 2002
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (776,832)       $  (427,535)
SFAS 123 compensation expense           Pro-forma        (90,500)                 -
                                                      -------------     -------------
Net loss for the period                 Pro-forma       (867,332)       $  (427,535)
                                                      ============      ==============
Pro-forma basic net loss per share      Pro-forma    $     (0.06)        $    (0.10)
                                                      ============      =============


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

At September 30, 2003 the prepaid portion of the above described service contracts totaled $221,214, of which $59,500 is current.

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

<PAGE<F-10

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

On June 9, 2003, the Company filed a Registration Statement on Form S-8 to cover 3,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the period the Company granted options under the Plan to acquire a total of 2,300,000 shares of the Company's common stock at a price of $0.07 per share being the market value as at the date of grant. Of the total number of options granted, 1,150,000 were granted to consultants for which a consulting expense of $ 80,400 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 205%.

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

During the nine months ended September 30, 2003, the Company issued 100,000 shares to two directors for outstanding management fees totalling $10,000.

During the nine months ended September 30, 2003, companies controlled by a significant shareholder earned $78,997 pursuant to an investment banking services contracts (See Note 3).

During the nine months ended September 30, 2003, a company controlled by an employee earned $6,248 pursuant to an investor relations services contracts (See Note 3).

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

At September 30, 2003 a total of $182,818 (2002 - $167,016) is owing to Iceberg Brands Corporation for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by Golden Spirit Minerals Ltd.

At September30, 2003, a total of $1,425 is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

During the nine months ended September 30, 2003, the Company incurred expenses for office rent of $13,162 and management fees of $12,000 to a Company controlled by an employee. At September 30, 2003, $62,227 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

See Notes 3 and 4.

NOTE 6 - SUBSEQUENT EVENTS

On October 10, 2003, the Company filed a Registration Statement on Form S-8 to cover 11,091,667 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan .

Subsequent to September 30, 2003, a total of 8,677,942 shares of common stock were granted and issued at various prices on the exercise of incentive stock options.

On September 23, 2003, the Registrant held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective at the opening of business, October 8, 2003, the following amendments to its Articles of
Incorporation:

Name Change.   The Registrant announces that a majority of the shares entitled to vote on such matters, approved the change of Registrant's name from 2U Online.com, Inc. to "Golden Spirit Minerals Ltd." in accordance with Section 242 of the General Corporation Law of Delaware. On October 2, 2003 the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware changing its name to Golden Spirit Minerals Ltd..

Forward Stock Split. The Registrant's authorized common capital stock consists of 100,000,000 shares of common stock with $0.0001 par value per share, of which 13,584,763 were issued and outstanding. On September 23, 2003, the Board of Directors declared a Three for One forward stock split of all the Registrant's outstanding common stock in accordance with the provisions of Section 242 of the General Corporation Law of Delaware, without any change in par value for the shares of common stock. The Registrant's capitalization of 100,000,000 shares with a par value of $0.0001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the forward stock split was obtained pursuant to Section 222 of the General Corporation Law of the State of Delaware and on October 2, 2003 the Registrant filed a Certificate with the Secretary of State of Delaware authorizing the Three for One forward stock split.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Our most recent symbol is "GSPM", pursuant to our name change to Golden Spirit Minerals Ltd., effective October 8, 2003.

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

Investment in Avalon Gold Corporation

Avalon Gold Corporation (formerly Precise Life Sciences Ltd.) Avalon Gold Corporation was formed under the laws of the State of Nevada on November 29, 1983 under the General Corporation Law of Nevada. Avalon Gold Corporation presently owns small interests in oil and gas properties located in Wyoming and California. Avalon Gold Corporation recently changed its name from Precise Life Sciences Ltd. in recognition that it will pursue business opportunities in the field of quick service restaurants. Avalon Gold Corporation is a public company that trades on the NASD OTCBB under the symbol "IBGB".

During the fourth quarter of 2002, Iceberg issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Iceberg to approximately 4%. As a result of the significant reduction of the Company's interest in Iceberg, the Company has reclassified its investment in Iceberg from an equity investment to available-for-sale securities whereby its investment is carried at the stated market value. As at September 30, 2003, the Company owns 114,351 shares of Avalon Gold Corporation. The President and a Director of the Company is the Secretary and a Director of Iceberg

Proposed Acquisition of  Biozone Laboratories, Inc.

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

Liquidity and Capital Resources.

For the nine months ended September 30, 2003, we had total assets of $274,745 including $350 in taxes recoverable and other receivables, $27,870 in available for sale securities (see Avalon Gold Corporation above), and $59,500 as the current portion of $221,214 in prepaid service contracts. We also held $12,081 in depreciated furniture and equipment and $1 for other intangible assets (see URL's above). The cash and equivalents constitute our present sources of liquidity. At September 30, 2003, we had total current liabilities of $291,406 of which $1,241 was represented by a bank overdraft, $105,922 was accounts payable and accrued liabilities and $184,243 was due to related parties. At September 30, 2003, we had $87,720 in current assets and $291,406 in total current liabilities. At September 30, 2003, current liabilities exceeded current assets by $203,686.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the third quarter ending September 30, 2003, we had $218,412 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2002 were $400,722. The decrease in operating expenses was primarily due to no loss from investment in Avalon Gold Corporation. Net losses from operations for the third quarter ending September 30, 2003, were $218,412, being the general and administrative expenses and stock based compensation. Our net loss for the corresponding period in 2002 was $400,722. The decrease in loss for the third quarter ending September 30, 2003 compared to the third quarter ending September 30, 2002 was primarily due to the decrease in investment loss from Avalon Gold. We have incurred net losses of $8,861,593 since our inception on September 13, 1993.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Changes in Securities.

During the third quarter ended Serptember 30, 2003, the Company issued common stock as follows:

July 16, 2003 -  common stock issued for exercise of stock options at  $0.07   225,000   22  15,728 $15,750  15,750

July 17, 2003 -  common stock issued for exercise of stock options at  $0.07   150,000   15  10,485  10,500  10,500

July 28, 2003 -  common stock issued for exercise of stock options at  $0.07    75,000   8    5,242   5,250   5,250

August 1, 2003 -  common stock issued for exercise of stock options at $0.07   300,000  30   20,970  21,000  21,000

August 8,2003-  common stock issued for exercise of stock options at   $0.07   100,000  10    6,990   7,000   7,000

August11,2003-  common stock issued for exercise of stock options at   $0.07   275,000  27   19,223  19,250  19,250

August14,2003-  common stock issued for exercise of stock options at   $0.07    50,000   5    3,495   3,500   3,500

August14,2003-  common stock issued for exercise of stock options at   $0.08   550,000  55   43,945  44,000  44,000

August29,2003-  common stock issued for exercise of stock options at   $0.08   150,000  15   11,985  11,600  12,000

August29,2003-  common stock issued for exercise of stock options at   $0.07    50,000   5    3,495   3,500   3,500



Item 3.  Defaults Upon Senior Securities
None.


Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

A. Security Ownership of Management



Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1388 W. Georgia St               50,000                  0.36%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                  50,000                  0.36%
                     West Vancouver, BC V7S 2S6


Directors' Compensation. During the second quarter ended September 30, 2003, the Company incurred $Nil in management fees to directors.

Stock Based Compensation. During the third quarter ending Septemberr 30, 2003, $70,000 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.

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


C. Certain Relationships and Related Party Transactions


During the nine months ended sSeptember 30, 2003, the Company issued 100,000 shares to two directors for outstanding management fees totaling $10,000.

During the nine months ended September 30, 2003, companies controlled by a significant shareholder earned $78,977 (2002 - $29,750) pursuant to an investment banking services contracts .

During the nine months ended Septembr 30, 2003, a company controlled by an employee earned $6,248 (2002 - $Nil) pursuant to an investor relations services contracts.

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

At September 30, 2003 a total of $182,818 (2002 - $167,016) is owing to Avalon Gold Corporation for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by Golden Spirit.

At September 30, 2003, a total of $1,425 is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

During the nine months ended September 30, 2003, the Company incurred expenses for office rent of $13,612 (2002 - $8,047) and management fees of $12,000 (2002
- $12,000) to a Company controlled by an employee. At June 30, 2003, $62,227 is owing to this company controlled by an employee. This amount is non-interest bearing and has no specific terms of repayment.

D. Subsequent Events

On October 10, 2003, the Company filed a Registration Statement on Form S-8 to cover 11,091,667 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan .

Subsequent to September 30, 2003, a total of 8,677,942 shares of common stock were granted and issued at various prices on the exercise of incentive stock options.

On September 23, 2003, the Registrant held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective at the opening of business, October 8, 2003, the following amendments to its Articles of
Incorporation:

Name Change.   The Registrant announces that a majority of the shares entitled to vote on such matters, approved the change of Registrant's name from 2U Online.com, Inc. to "Golden Spirit Minerals Ltd." in accordance with Section 242 of the General Corporation Law of Delaware. On October 2, 2003 the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware changing its name to Golden Spirit Minerals Ltd..

Forward Stock Split. The Registrant's authorized common capital stock consists of 100,000,000 shares of common stock with $0.0001 par value per share, of which 13,584,763 were issued and outstanding. On September 23, 2003, the Board of Directors declared a Three for One forward stock split of all the Registrant's outstanding common stock in accordance with the provisions of Section 242 of the General Corporation Law of Delaware, without any change in par value for the shares of common stock. The Registrant's capitalization of 100,000,000 shares with a par value of $0.0001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the forward stock split was obtained pursuant to Section 222 of the General Corporation Law of the State of Delaware and on October 2, 2003 the Registrant filed a Certificate with the Secretary of State of Delaware authorizing the Three for One forward stock split.

On October 10, 2003, the Company filed a Registration Statement on Form S-8 to cover 11,091,667 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan .

Subsequent to September 30, 2003, a total of 8,677,942 shares of common stock were granted and issued at various prices on the exercise of incentive stock options.

Golden Spirit Minerals Ltd. has entered into an agreement dated October 10, 2003 to acquire a 90% ownership of the Ester Creek Gold properties located approximately eight miles northeast of Fairbanks, Alaska. The Ester Creek Mining Claims consist of mining claims over an area of approximately 2,320 acres over (4 square miles). The Company will issue 450,000 restricted shares and fund a work program to be announced.

E. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

                  September 30, 2003  December 31, 2002  December 31, 2001
                   -----------------------------------------------------
Property and
Cash Equivalents         <$1,241.00>        $1.00           $5,607.00


We define cash equivalents as all highly liquid investments with a maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.




Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(a)     Exhibits

Exhibit 99.1 - Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 99.2 - Section 302 Certification of Periodic Report of the Chief Financial Officer.

(b)      Reports on Form 8-K:
      None




SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 19, 2003.

Golden Spirit Minerals Ltd.
a Delaware corporation

          /s/: R. Klein
By:   ______________
          Robert Klein
Its:     President

CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Executive Officer of Golden Spirit Minerals
Ltd., a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003 of Golden Spirit Minerals Ltd.

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

Date: November 19, 2003


  /s/ Robert Klein
---------------
   Robert Klein
   President and Chief Executive Officer


CERTIFICATION OF PERIODIC REPORT

I, Robert Waters, President and Chief Financial Officer of Golden Spirit
Minerals Ltd., a Delaware Corporation (the "Company"), certify, pursuant to
Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003 of Golden Spirit Minerals Ltd.;

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

Date: November 19, 2003

  /s/ Robert Waters
  --------------
  Robert Waters
  Director and Chief Financial Officer
