Form 10QSB/A
period 2003-09-30
GOLDEN SPIRIT MINERALS LTD
filed 2003-12-05
CIK 1076262

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date September 30, 2003, there were 40,754,289 post forward split shares of the issuer's $.0001 par value common stock issued and outstanding.
==============================================================================

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

Item 6.   Exhibits and Reports on Form 8-K...........................................14

SIGNATURES...........................................................................14

CERTIFICATION........................................................................16

=================================================================================


                           GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                       September 30, 2003     December 31, 2002
                                                      ------------------      -----------------
ASSETS                                                    (unaudited)
CURRENT ASSETS
        Cash                                               $       -            $        1
        Accounts Receivable                                      393                   233
        Available for sale securities                         32,750                68,611
        Current portion of prepaid Service Contract(Note 3)  144,500                59,500
                                                             -------                ------
                                                             177,643               128,345

PREPAID SERVICE CONTRACTS (Note 3)                            76,715                64,464
FURNITURE AND EQUIPMENT, net of depreciation                  11,015                14,212
OTHER INTANGIBLE ASSETS                                            1                     1
                                                            ---------            ----------
                                                           $ 265,374            $  207,022
                                                            =========            ==========

CURRENT LIABILITIES
        Bank Overdraft                                     $   1,164            $       -
        Accounts payable and accrued liabilities             124,213               122,844
        Due to related parties (Note 5)                      197,120               220,412
                                                            ---------             ---------
                                                           $ 322,497               343,256
                                                            =========             =========
GOING CONCERN (Note 1)

                   STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
        Common stock, $.0001 par value, 100,000,000
         shares authorized                                      5,007                4,055
        40,754,289 (2002 - 12,164,250)
        shares issued and outstanding
        Additional paid-in capital                          9,065,966            8,157,618
        Deficit accumulated during the development stage   (9,089,187)          (8,304,739)
        Accumulated other comprehensive income (loss)         (38,909)                6,832
                                                           ------------          -----------
                                                              (57,123)            (136,234)

                                                           $  265,374         $    207,022
                                                           ===========         ============

The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                       Cumulative
                                 Three         Three        Nine          Nine            from
                                 Months        Months       Months        Months        January 1,
                                 ended         ended        ended         ended         1996 to
                                September     September    September     September     September
                                30, 2003      30, 2002     30, 2003      30, 2002      30,  2003
                                ----------    ----------   ----------     ----------   ----------
REVENUES
   Processing Fees               $      -   $         -       $      -      $      -   $    98,425
   Sale of Oil & Gas Interest           -             -              -             -        47,510
   Interest Income                      -             -              -             -         2,927
                                 ------------   -----------    ---------    ---------  -------------
                                        -             -              -             -       148,853
                                 ------------   -----------    ---------    ---------  --------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising and marketing            -             -              -             -        55,305
   Consulting fees                 75,292        41,375        366,725        71,125     1,288,425
   Consulting fee-Stock based
       Compensation                47,800             -        218,500             -       472,169
   Loss on settlement of debt           -             -         50,000             -       139,500
   Depreciation                     1,066         1,523          3,197         4,568        29,979
   Investor relations               7,292             -         34,375        12,395       383,640
   Management fees                  6,000         6,000         28,000        18,000       350,654
   Office and general               6,255        25,133         24,063        48,883       282,110
   Professional fees                5,313         3,513         55,822        12,489       333,038
   Travel and accommodation             -             -          2,927             -       147,158
   Wages and benefits                 250             -          4,409         1,439       113,505
   Website development costs            -             -              -             -       346,682
   Write-down of URLs                   -             -              -             -     1,659,192
   Write-down of technology license     -             -              -             -     2,055,938
   Write-off of other assets            -             -              -             -       145,186
                                    --------      -------       --------       -------    ---------
                                   149,268        77,544       788,018       168,899     7,801,481

LOSS BEFORE THE FOLLOWING:        (149,268)      (77,544)     (788,018)     (168,899)  (7,652,628)
EQUITY LOSS FROM AVALON GOLD CORP.       -       (39,637)            -      (700,153)  (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON       -      (283,541)            -        40,795     (313,301)
GAIN ON SALE OF SECURITIES           3,570             -          3,570            -       11,022
MINORITY INTEREST IN CARDSTAKES' LOSS    -             -             -             -      479,978
                                  ------------  -----------   -----------     --------- -------------
NET LOSS FOR THE PERIOD           (145,698)   $ (400,722)   $  (784,448)  $ (828,257) $(8,869,209)
                                  ============  ===========   ===========   ========== =============

BASIC NET LOSS PER SHARE        $    (0.00)   $    (0.01)   $     (0.02)  $    (0.03)
                                  ============  ===========   ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING               38,396,637    31,597,500    32,174,397   31,597,500



The accompanying notes are an integral part of these interim consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Cumulative
                                                                 Nine Months ended   Nine Months ended     from January 1,
                                                                   September 30,      September 30,           1996 to
                                                                       2003               2002              September 30,
                                                                   ------------        ------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                $    (784,448)        $   (828,257)       $   (8,869,209)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    3,197               4,568                29,979
        non-cash consulting fees                                      316,725              44,625             1,045,717
        loss on settlement of debt                                     50,000                   -               149,500
        non-cash management fees                                       10,000              12,395               234,000
        non-cash investors relations fees                              34,375                   -               331,868
        non-cash professional fees                                     36,500                   -                36,500
        stock-based compensation                                      218,500                   -               472,169
        non-cash component of URL write-down                                -                   -             1,214,192
        write-down of technology license                                    -             700,153             2,055,938
        write-off of website development costs                              -             313,301               126,876
        equity loss from Avalon Gold Corporation.                           -            (354,096)            1,394,280
        write down of investment in Avalon Gold Corporation.                -                   -               313,301
        Gain on sale of securities                                     (3,570)                  -               (11,022)
        minority interest in Cardstakes'loss                                -                   -              (479,978)
                                                                  ------------          ------------         ------------
                                                                     (118,721)           (107,311)           (1,955,889)
        net changes in working capital items                         (296,578)             60,949                40,448
                                                                  ------------          ------------         ------------
CASH USED IN OPERATING ACTIVITIES                                    (333,946)             46,362            (1,915,441)
                                                                  ------------          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of marketable securities                             (16,150)                  -               (16,150)
        Deposit                                                             -                   -               (75,000)
        Technology license                                                  -                   -              (135,938)
        Acquisition of furniture and equipment                              -                   -               (32,696)
        Website development costs                                           -                   -              (126,876)
        Other intangible assets                                             -                   -                (5,189)
        Proceeds from sale of shares of Avalon Gold Corp.               9,840              40,363                82,932
        Cash acquired on acquisition of Cardstakes.com, Inc.                -                   -               210,000
                                                                   ------------           ------------       ------------
CASH FLOWS FROM (USED) INVESTING ACTIVITIES                           (6,130)              40,363              (98,917)
                                                                   ------------           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Bank Ocerdraft                                                  1,164               6,841                 1,164
        Net Advances (to) from related parties                         27,292              (6,449)              111,394
        Net proceeds on sale of common stock                          311,800                   -             1,901,800
                                                                   ------------           ------------       ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                        340,256                 392             2,014,358
                                                                   ------------           ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            -              (5,607)                    -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              -               5,607                     -
                                                                   ------------           ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $             -         $         -        $            -
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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at September 30, 2003 had a working capital deficiency of $144,854 and a capital deficiency of $57,123. The Company and its subsidiaries are in the development stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. Refer to Note 6.



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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:



                                              Nine months ended    Nine months ended
                                            September 30, 2003     September 30, 2002
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (784,448)       $  (828,257)
SFAS 123 compensation expense           Pro-forma       (117,100)                 -
                                                      -------------     -------------
Net loss for the period                 Pro-forma       (901,548)       $  (828,257)
                                                      ============      ==============
Pro-forma basic net loss per share      Pro-forma    $     (0.03)       $     (0.03)
                                                      ============      =============



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

NOTE 3 - SERVICE CONTRACTS

On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 35,000 pre-forward split restricted shares of the Company's common stock.

On January 10, 2003, the Company entered into agreements with:

1. Compte de Sierge Accomodative Corp., a private company, for a two and one-half year term, whereby Compte will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 pre-forward split restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in Europe.

2. Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, for a two and one-half year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 pre-forward split restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in North and South America.

3. Inter-Orient Investments Ltd., a private company controlled by a significant shareholder, for a two year term, whereby Inter-Orient will provide investment-banking services to the Company (valued at $50,000) in exchange for 500,000 pre-forward split restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

4. Asiatic Management Consultants Ltd., a private company controlled by a significant shareholder, for a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $25,000) in exchange for 250,000 pre-forward split restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in the Far East.

5. HBK Investments Services Ltd., a private company controlled by an employee, for a two year term, whereby HBK will provide investor relations services to the Company (valued at $20,000) in exchange for 200,000 pre-forward split restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

At September 30, 2003 the prepaid portion of the above described service contracts totaled $221,215, of which $144,500 is current.


NOTE 4- CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

Reverse Stock Split

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

Forward Stock Split

The Company's authorized common capital stock consists of 100,000,000 shares of common stock with $0.0001 par value per share, of which 13,584,763 were issued and outstanding. On September 23, 2003, the Board of Directors declared a three-for-one forward stock split of all the Company's outstanding common stock in accordance with the provisions of Section 242 of the General Corporation Law of Delaware, without any change in par value for the shares of common stock.
The Company's capitalization of 100,000,000 shares with a par value of $0.0001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the forward stock split was obtained pursuant to Section 222 of the General Corporation Law of the State of Delaware. Effective October 2, 2003 the Company filed a Certificate with the Secretary of State of Delaware authorizing the three-for-one forward stock split.

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock split have been restated to reflect the three-for-one forward stock split on a retroactive basis.

On January 10, 2003, the Company entered into agreements with various private companies controlled by significant shareholders, with two and one-half year terms, whereby these companies will provide investment-banking services to the Company (valued at $125,000) in exchange for the issuance of 1,250,000 pre-forward split restricted shares of the Company's common stock. (See Note 3)

On January 10, 2003, the Company entered into an agreement with a private company controlled by a significant shareholder and a private company controlled by an employee, with two year terms, whereby these companies will provide investor relations services to the Company (valued at $70,000) in exchange for the issuance of 700,000 pre-forward split shares of the Company's common stock. (See Note 3)

On January 10, 2003, the Company issued 100,000 pre-forward split restricted shares of the Company's common stock to two directors for services valued at $10,000.

On January 14, 2003, the Company reached an agreement to acquire the "Miss Beverly Hills" entity from Atlantis Cay Ltd. in consideration for the issuance of 10,000,000 pre-forward split restricted shares of the Company's common stock to Atlantis Cay Ltd. and its agents. The Company was not provided with the necessary data and information about the "Miss Beverly Hills" entity in a timely manner, as required by the agreement, nor was it satisfied with the proposed terms of transfer of all rights of ownership. On February 4, 2003, at a Special Meeting of the Board, it was decided not to proceed with this acquisition. Accordingly, the 10,000,000 pre-forward split restricted shares were reacquired for no consideration, returned to treasury and cancelled.

On January 21, 2003, the Company issued 5,000,000 shares of pre-forward split common stock at a price of $0.04 per share representing a 33.33% discount to the estimated fair value of $.06 per share in settlement of outstanding and ongoing consulting fees and services totalling $200,000. Of the 5,000,000 pre-forward split shares issued, 2,500,000 were issued to parties related to the "Miss Beverly Hills" acquisition, 830,000 were issued to two significant shareholders for consulting services and 320,000 were issued to two employees for consulting services. The Company registered these pre-forward split shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. In February, 2003, pursuant to the termination of the agreement with Atlantis Cay Ltd., 2,500,000 pre-forward-split shares issued were reacquired for no consideration, returned to treasury and cancelled. The fair value of the 2,500,000 pre-forward split shares that remained issued in settlement of services totalling $100,000, exceeded the outstanding debts by an amount of $50,000. This amount is recorded as a loss on settlement of debt in the first quarter of 2003.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 2,000,000 shares of pre-forward split common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the period the Company granted options under the Plan to acquire a total of 2,000,000 pre-forward split shares of the Company's common stock at a price of $0.06 per share being the market value as at the date of grant. Of the total number of options granted, 1,505,000 were granted to consultants for which a consulting expense of $90,300 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%.

A fair value of $29,700 for the 495,000 pre-forward split options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%.

On June 9, 2003, the Company filed a Registration Statement on Form S-8 to cover 3,000,000 pre-forward split shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the period the Company granted options under the Plan to acquire a total of 2,300,000 pre-forward split shares of the Company's common stock at a price of $0.07 per share and 700,000 pre-forward split shares of the Company's common stock at a price of $0.08 per share being the market values as at the date of grant. Of the total number of options granted, 1,750,000 were granted to consultants for which a consulting expense of $128,200 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%.

A fair value of $87,400 for the 1,250,000 pre-forward split options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%.

During the period, the Company issued 250,000 pre-forward split common shares on the exercise of 250,000 options. In March 2003, an optionee failed to comply with the stock option agreement and as a result, 50,000 pre-forward split common shares were reacquired, returned to treasury and cancelled.

The following table summarizes the Company's stock option activity:


                                                                 Weighted Average
                                              Weighted Average  Remaining Contractual
                           Number of Options    Exercise Price        Life
                        ---------------------------------------------------------
Balance, December 31, 2002          -                 -                  -
Granted                        5,000,000       $    .07                  -
Exercised                     (4,980,000)           .06                  -

                        ========================================================
Balance, September 30, 2003     20,000         $    .07               5.0 years

Refer to Note 6.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2003, the Company issued 100,000 pre-forward split shares to two directors for outstanding management fees totalling $10,000.

During the nine months ended September 30, 2003, companies controlled by a significant shareholder earned $78,997 (2002 - $29,750) pursuant to an investment banking services contracts (See Note 3).

During the nine months ended September 30, 2003, a company controlled by an employee earned $6,248 pursuant to an investor relations services contract (See
Note 3).

In January 2003 the Company issued a total of 2,500,000 pre-forward split common shares to employees and consultants in settlement of outstanding management and consulting fees totalling $100,000. Of the 2,500,000 pre-forward split common shares issued, 830,000 were issued to two significant shareholders and 320,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $50,000, which has been recorded as a loss on settlement of debt.

At September 30, 2003 a total of $183,138 (2002 - $167,016) is owing to Avalon Gold Corporation (previously Iceberg Brands Corporation) for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by Golden Spirit Minerals Ltd.

At September 30, 2003, a total of $13,984 is owing to a shareholder for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

During the nine months ended September 30, 2003, the Company incurred expenses for office rent of $12,990 (2002 - $12,022) and management fees of $18,000 (2002
- $18,000) to a Company controlled by an employee.

See Notes 3, 4 and 6.


NOTE 6 - SUBSEQUENT EVENTS

Forward Stock Split

Effective October 2, 2003 the Company filed a Certificate with the Secretary of State of Delaware authorizing a three-for-one forward stock split. Refer to
Note 4.

Name Change

The shareholders approved the change of the Company's name from 2U Online.com, Inc. to "Golden Spirit Minerals Ltd." in accordance with Section 242 of the General Corporation Law of Delaware. On October 2, 2003 the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware changing its name to Golden Spirit Minerals Ltd..

On October 10, 2003, the Company filed a Registration Statement on Form S-8 to cover 11,091,667 shares of common stock to be issued, 5,000,000 pursuant to the Company's 2003 Stock Incentive and Option Plan and 6,091,667 to be issued for debt in the amount of $5,750 and for services valued at $177,000, to be performed in the last quarter of the year.

Subsequent to the October 2, 2003 forward split, a total of 2,586,275 shares of common stock were issued at $0.03 per share on the exercise of incentive stock options granted in connection with the October 10, 2003 Form S-8 Registration Statement for proceeds of $77,588.

Acquisition of Mining Claims

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska. Under the terms of the agreement Ester Creek retains a 10% interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares to Ester Creek Gold Company and will pay a further $3,500 per month for twelve months for a total of $45,000 in cash to acquire the property. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to do a certain portion of the actual work programs and to supervise other work programs. The Company will be required to perform work on all claims to keep them in good standing and management currently plans are to spend approximately $100,000 developing the Mining Claims in the next year.

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



Our Background. 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 999 3RD AVE, Suite 3800, Seattle, Washington 98104.

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

Our Business. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities.(See Item 5D-Subsequent Events)

Our Internet Activities. Online Casting Agency. In addition to the Internet activities of our subsidiary, CardStakes.com, Inc. (described below), we are currently developing our own websites aimed at the Far East markets We will utilize programs such as Macromedia Generator, Custom Java Servlets and Microsoft SQL Server to develop our online presence. Our current project is an Online Casting Agency designed to connect talent with casting agents and producers. The casting portal will be delivered over the Internet using Macromedia Flash Content. Web developers use Flash to create beautiful resizable and extremely small and compact navigation interfaces, technical illustrations, long-form animations and other dazzling effects for Web sites and other Web-enabled devices. Graphics and animation created with Flash technology provide a positive experience for the audience. We believe that Flash sites are more attractive than those using traditional Web technologies. We also believe that Flash technology offers a more compelling experience than static HTML. Web sites designed in Flash playback full-screen on all monitor sizes and consistently across multiple platforms making content interaction for Web users feel more familiar.

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


During the fourth quarter of 2002, Iceberg issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Iceberg to approximately 4%. As a result of the significant reduction of the Company's interest in Iceberg, the Company has reclassified its investment in Iceberg from an equity investment to available-for-sale securities whereby its investment is carried at the stated market value. As at September 30, 2003, the Company owns 170,101 shares of Avalon Gold Corporation. The President and a Director of the Company is the Secretary and a Director of Iceberg


Proposed Acquisition of  Biozone Laboratories, Inc.

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


At present, the Company is electing to focus its business interests in the mining sector (See Item 5-Other Information-Subsequent Events), and will not be pursuing the proposed BioZone acquisition.

Our Subsidiary- CardStakes.com, Inc. Our subsidiary, Cardstakes.com, Inc. was inactive during the nine months ending September 30, 2003, except for the maintenance required to its websites described above.

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the nine months ending September 30,2003.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the nine months ending September 30, 2003.



Liquidity and Capital Resources.


For the nine months ended September 30, 2003, we had total assets of $265,374 including $32,750 in available for sale securities (see Avalon Gold Corporation above), and $144,500 as the current portion of $76,715 in prepaid service contracts. We also held $11,015 in depreciated furniture and equipment and $1 for other intangible assets (see URL's above). The cash and equivalents constitute our present sources of liquidity. At September 30, 2003, we had total current liabilities of $322,497 of which $1,164 was represented by a bank overdraft, $124,213 was accounts payable and accrued liabilities and $197,120 was due to related parties. At September 30, 2003, we had $177,643 in current assets and $322,497 in total current liabilities. At September 30, 2003, current liabilities exceeded current assets by $144,854.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the third quarter ending September 30, 2003, we had $149,268 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2002 were $77,544. The increase in operating expenses was primarily due an increase in consulting fees. Net losses from operations for the third quarter ending September 30, 2003, were $145,698 being the general and administrative expenses and stock based compensation. Our net loss for the corresponding period in 2002 was $400,722. The decrease in loss for the third quarter ending September 30, 2003 compared to the third quarter ending September 30, 2002 was primarily due to the decrease in investment loss from Avalon Gold. We have incurred net losses of $8,869,209 since our inception on September 13, 1993.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Changes in Securities.

During the third quarter ended September 30, 2003, the Company issued pre-forward common stock as follows:

July 16, 2003 -  common stock issued for exercise of stock options at  $0.07   225,000   22  15,728 $15,750

July 17, 2003 -  common stock issued for exercise of stock options at  $0.07   150,000   15  10,485  10,500

July 28, 2003 -  common stock issued for exercise of stock options at  $0.07    75,000   8    5,242   5,250

August 1, 2003 -  common stock issued for exercise of stock options at $0.07   300,000  30   20,970  21,000

August 8,2003-  common stock issued for exercise of stock options at   $0.07   100,000  10    6,990   7,000

August11,2003-  common stock issued for exercise of stock options at   $0.07   275,000  27   19,223  19,250

August14,2003-  common stock issued for exercise of stock options at   $0.07    50,000   5    3,495   3,500

August14,2003-  common stock issued for exercise of stock options at   $0.08   550,000  55   43,945  44,000

August29,2003-  common stock issued for exercise of stock options at   $0.08   150,000  15   11,985  12,090

August29,2003-  common stock issued for exercise of stock options at   $0.07    50,000   5    3,495   3,500



Item 3.  Defaults Upon Senior Securities
None.


Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

A. Security Ownership of Management



Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1388 W. Georgia St              150,000                  0.36%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                 150,000                  0.36%
                     West Vancouver, BC V7S 2S6


Directors' Compensation. During the third quarter ended September 30, 2003, the Company incurred $Nil in management fees to directors.

Stock Based Compensation. During the third quarter ending September 30, 2003, $47,800 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.

B. Security Ownership of Certain Beneficial Holders of ten percent or more


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         CEDE & Co. (1)
                    The Depository Trust Co.
                    P.O. Box 222 Bowling Green Station
                    New York, New York 10274               28,057,695             68.097 %


(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.


C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2003, the Company issued 100,000 pre-forward split common shares to two directors for outstanding management fees totaling $10,000.

During the nine months ended September 30, 2003, companies controlled by a significant shareholder earned $78,977 (2002 - $29,750) pursuant to investment banking services contracts .

During the nine months ended September 30, 2003, a company controlled by an employee earned $6,248 (2002 - $Nil) pursuant to an investor relations services contract.

In January 2003 the Company issued a total of 2,500,000 pre-forward split common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $100,000. Of the 2,500,000 pre-forward split common shares issued, 830,000 were issued to two significant shareholders and 320,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $50,000, which has been recorded as a loss on settlement of debt.

At September 30, 2003 a total of $183,138 (2002 - $167,016) is owing to Avalon Gold Corporation for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by Golden Spirit.

At September 30, 2003, a total of $13,984 is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

During the nine months ended September 30, 2003, the Company incurred expenses for office rent of $12,990 (2002 - $12,022) and management fees of $18,000 (2002
- $18,000) to a Company controlled by an employee.

D. Subsequent Events


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

On October 10, 2003, the Company filed a Registration Statement on Form S-8 to cover 11,091,667 shares of common stock to be issued, 5,000,000 pursuant to the Company's 2003 Stock Incentive and Option Plan and 6,091,667 to be issued for debt in the amount of $5,750 and for services valued at $177,000 to be performed in the fourth quarter of the year.

Subsequent to October 2, 2003, a total of 2,586,275 shares of common stock were granted and issued at $0.03 per share on the exercise of incentive stock options for proceeds of $77,588.

Acquisition of Mining Claims. On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska. Under the terms of the agreement Ester Creek retains a 10% interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares to Ester Creek Gold Company and will pay a further $3,500 per month for twelve months for a total of $45,000 in cash to acquire the property. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to do a certain portion of the actual work programs and to supervise other work programs. The Company will be required to perform work on all claims to keep them in good standing and management currently plans are to spend approximately $100,000 developing the Mining Claims in the next year.

E. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

                  September 30, 2003  December 31, 2002  December 31, 2001
                   -----------------------------------------------------
Property and
Cash Equivalents         <$1,164.00>        $1.00           $5,607.00


We define cash equivalents as all highly liquid investments with a maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.




Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(a)     Exhibits

Exhibit 99.1 - Section 302 Amended Certification of Periodic Report of the Chief Executive Officer.

Exhibit 99.2 - Section 302 Amended Certification of Periodic Report of the Chief Financial Officer.

(b)      Reports on Form 8-K:
      None



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB/A to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on December 05, 2003.

Golden Spirit Minerals Ltd.
a Delaware corporation

          /s/: R. Klein
By:   ______________
          Robert Klein
Its:     President

CERTIFICATION OF PERIODIC AMENDED REPORT

I, Robert Klein, President and Chief Executive Officer of Golden Spirit Minerals
Ltd., a Delaware Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A for the period ended September 30, 2003 of Golden Spirit Minerals Ltd.

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

Date: December 05, 2003


  /s/ Robert Klein
---------------
   Robert Klein
   President and Chief Executive Officer


CERTIFICATION OF PERIODIC AMENDED REPORT


I, Robert Waters, Director and Chief Financial Officer of Golden Spirit
Minerals Ltd., a Delaware Corporation (the "Company"), certify, pursuant to
Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

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

Date: December 05, 2003

  /s/ Robert Waters
  --------------
  Robert Waters
  Director and Chief Financial Officer
