Form 10QSB/A
period 2003-09-30
GOLDEN SPIRIT MINERALS LTD
filed 2004-01-05
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  (AMENDMENT #2)

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


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Cumulative
                                                                 Nine Months ended   Nine Months ended     from January 1,
                                                                   September 30,      September 30,           1996 to
                                                                       2003               2002              September 30,
                                                                   ------------        ------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                $    (784,448)        $   (828,257)       $   (8,869,209)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    3,197               4,568                29,979
        non-cash consulting fees                                      316,725              44,625             1,045,717
        loss on settlement of debt                                     50,000                   -               149,500
        non-cash management fees                                       10,000              12,395               234,000
        non-cash investors relations fees                              34,375                   -               331,868
        non-cash professional fees                                     36,500                   -                36,500
        stock-based compensation                                      218,500                   -               472,169
        non-cash component of URL write-down                                -                   -             1,214,192
        write-down of technology license                                    -             700,153             2,055,938
        write-off of website development costs                              -             313,301               126,876
        equity loss from Avalon Gold Corporation.                           -            (354,096)            1,394,280
        write down of investment in Avalon Gold Corporation.                -                   -               313,301
        Gain on sale of securities                                     (3,570)                  -               (11,022)
        minority interest in Cardstakes'loss                                -                   -              (479,978)
                                                                  ------------          ------------         ------------
                                                                     (118,721)           (107,311)           (1,955,889)
     net changes in working capital items                         (215,225)             60,949                40,448
                                                                  ------------          ------------         ------------
CASH USED IN OPERATING ACTIVITIES                                    (333,946)             46,362            (1,915,441)
                                                                  ------------          ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of marketable securities                             (16,150)                  -               (16,150)
        Deposit                                                             -                   -               (75,000)
        Technology license                                                  -                   -              (135,938)
        Acquisition of furniture and equipment                              -                   -               (32,696)
        Website development costs                                           -                   -              (126,876)
        Other intangible assets                                             -                   -                (5,189)
        Proceeds from sale of shares of Avalon Gold Corp.               9,840              40,363                82,932
        Cash acquired on acquisition of Cardstakes.com, Inc.                -                   -               210,000
                                                                   ------------           ------------       ------------
CASH FLOWS FROM (USED) INVESTING ACTIVITIES                           (6,130)              40,363              (98,917)
                                                                   ------------           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Bank Ocerdraft                                                  1,164               6,841                 1,164
        Net Advances (to) from related parties                         27,292              (6,449)              111,394
        Net proceeds on sale of common stock                          311,800                   -             1,901,800
                                                                   ------------           ------------       ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                        340,256                 392             2,014,358
                                                                   ------------           ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            -              (5,607)                    -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              -               5,607                     -
                                                                   ------------           ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $             -         $         -        $            -
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

Index to Exhibits

(a)     Exhibits

Exhibit 99.1 - Section 302 Amended Certification of Periodic Report of the Chief Executive Officer.

Exhibit 99.2 - Section 302 Amended Certification of Periodic Report of the Chief Financial Officer.

(b)      Reports on Form 8-K:
      None



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB/A to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on January 05, 2004.

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

Date: January 05, 2004


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

Date: January 05, 2004

  /s/ Robert Waters
  --------------
  Robert Waters
  Director and Chief Financial Officer
