Form 10KSB
period 2003-12-31
GOLDEN SPIRIT MINERALS LTD
filed 2004-04-15
CIK 1076262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                          GOLDEN SPIRIT MINERALS LTD.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2003, there were 52,195,956 shares of the issuer's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):   [ ] Yes  [x] No
===========================================================================


                          GOLDEN SPIRIT MINERALS LTD.
                             A Delaware corporation

                 Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION                                                                       PAGE

PART I

1.      Description of Business..................................................................4

2.      Description of Property..................................................................6

3.      Legal Proceedings........................................................................6

4.      Submission of Matters to a Vote of Security Holders...................................7-10

PART II

5.      Market Price for the Registrant's Common Equity and Related Stockholders Matters.....10-12

6.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................................12

7.      Financial Statements......................................................F-1 through F-20

8.      Changes in and Disagreements with Accountants...........................................12

PART III

9.      Directors, Executive Officers, Promoters and Control Persons.......................13 - 14

10.     Executive Compensation - Remuneration of Directors and Officers.........................14

11.     Security Ownership of Certain Beneficial Owners and Management..........................15

12.     Certain Relationships and Related Transactions..........................................15

13.     Index to Exhibits.......................................................................16

14.     Controls and Procedures.................................................................16


SIGNATURES......................................................................................17


------------------------------------------------------------------------------



THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2003. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2004. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2003. GOLDEN SPIRIT MINERALS LTD. HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2003.

PART I

Item 1. Description of Business.

Our Background. Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 177 Telegraph Road, Suite 560, Bellingham, Washington 98226.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1,2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM".

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

Our Business. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. We had moderate success with our internet activities and as such we decided to pursue opportunities in mineral exploration and development.

Our Investment in Avalon Gold Corporation During 2002 the Company sold 360,961 shares of Avalon Gold Corporation ("Avalon"), a public company with directors and significant shareholders in common, for proceeds of $50,663 resulting in a gain of $7,452. Effective September 30, 2002 the Company determined that the value of its investment in Avalon had become permanently impaired and as a result, wrote down its investment by $313,301. For the period from January 1, 2002 to September 30, 2002 the Company recorded a net equity loss in Avalon totaling $346,053. During the fourth quarter of 2002, Avalon issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Avalon to approximately 4%. As a result, the Company reclassified its investment in Avalon from an equity investment to available-for-sale securities whereby its value is carried at market.

During 2003 the Company bought 303,750 shares of Avalon for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $38,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115 which was recorded as other comprehensive income for the year.

As at December 31, 2003 the Company owns 62,351 shares of Avalon's common stock.

Our Mineral Property On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of December 31, 2003, two monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. Prior to entering into a contract to perform work on the property, the Company intends to have an independent engineering report prepared which will recommend the amount required to conduct an exploration program on the property and will form the terms of the proposed contract.

Our Subsidiary-Legacy Mining Ltd. (formerly Cardstakes.com) On February 19, 1999, we caused PDTech.com, a Nevada corporation, to be formed as our subsidiary. On June 8, 1999, PDTech.com changed its name to CardStakes.com, Inc., and on January 13, 2004, Cardstakes.com changed its name to Legacy Mining Ltd.. At the time Legacy Mining Ltd. was incorporated, it was contemplated that founders would be issued founders shares in Legacy Mining Ltd. in consideration for incorporating and initially financing Legacy Mining Ltd.

Between June 15, 1999, and July 7, 1999, Legacy Mining Ltd. issued 7,126,531 shares of its common stock to us pursuant to the sub-licensing agreement between the Company and Legacy Mining Ltd. Under the licensing agreement, Legacy Mining Ltd. purchased the right to utilize and exploit the technology necessary to sell greeting cards over the Internet (more particularly described in the Compte Agreement previously filed). On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of Legacy Mining Ltd.'s common stock for every eight (8) shares of our common stock. We issued a total of 2,199,779 shares of Legacy Mining Ltd.'s common stock to our shareholders. The purpose for issuing these shares in Cardstakes.com to Golden Spirit Minerals Ltd. shareholders was in consideration for delays encountered in Cardstakes.com implementation of its business. On September 10, 1999, and in consideration for the removal of the anti-dilution provision from Legacy Mining Ltd.'s Articles of Incorporation (more particularly described in Item 12.5.), CardStakes.com issued an additional 2,000,000 shares of its common stock to us. On December 31, 2003 the Company and Legacy, undertook a series of capital reorganization transactions, as follows:

1. By agreements dated December 31, 2003 with ten individuals, the Company transferred ownership of 5,900,000 of the Legacy shares to these individuals for nominal consideration and their agreement to fund Legacy in the future. Of the 5,900,000 shares transferred, 150,000 were transferred to two directors of the Company, 1,000,000 were transferred to a significant shareholder of the Company and 1,020,000 were transferred to an employee of the Company. This transaction resulted in a decrease of the Company's ownership of Legacy from 59% to 9%.

2. On December 31, 2003 Legacy issued shares of its capital stock in order to settle $122,988 owing to Avalon and $106,000 of the Company's debt, and to acquire a mineral property interest with a fair value of $2,000. These transactions resulted in a further decrease of the Company's ownership of Legacy from 9% to 4%.

The culmination of the above transactions has resulted in a reduction of the Company's interest in Legacy from 59% to 4%. As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain. The net dilution gain on the reduction in interest ownership of Legacy was $334,087. Commencing January 1, 2004 the Company will account for its investment in Legacy at cost. As at December 31, 2003 the carrying value of the Company's investment in Legacy is $nil.


Percent Ownership          Entity                     Nature of Ownership
-----------------     ----------------------     ------------------------------
    4.11%             Legacy Mining Ltd.         513,376 Shares of Common Stock
    0.67%             Avalon Gold Corporation    62,351 Shares of Common Stock

Employees. We currently have 2 full-time employees. None of our employees are subject to any collective bargaining agreements.

The Following are Material Subsequent Events (Occurring after December 31,
2003).

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 2,500,000 shares of common stock to be issued for debt owing to two directors of the Company in the amount of $50,000 and 5,650,000 shares of common stock for services valued at $113,000 to be performed in the first quarter of 2004. The fair value of the 8,150,000 shares issued exceeded the outstanding debts by an amount of $163,000, which will be recorded as a loss on settlement of debt in the first quarter of 2004. On March 22, 2004 400,000 stock option shares were granted to an employee at $0.02 per share. The 400,000 options were exercised on March 26, 2004 for proceeds of $8,000. A fair value of $7,900 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229% and will be recorded on a pro-forma basis in the Company's first quarter of 2004.

On January 10, 2004, the Company entered into agreements with:

J & S Overseas Holdings Ltd., a private company controlled by a significant shareholder, for a two year term, whereby J & S will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,000,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

1063244 Alberta Ltd., a private company controlled by an significant shareholder, for a two year term, whereby 1063244 Alberta will provide investor relations services to the Company (valued at $40,000) in exchange for 800,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

Two individual consultants, for a one year term, whereby they will provide consulting services to the Company with respect to its mineral exploration and development (valued at $10,000) in exchange for a total of 200,000 restricted shares of the Company's common stock.

Item 2.  Description of Property.

Property Held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property        December 31, 2003       December 31, 2002
---------       -----------------       -----------------
Cash                 US $3,790                US $1

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. We do not own any real property. However, we do lease space from Holm Investments Ltd., a shareholder of the Company. We lease the space for a total of $2,083.33 a month. The term of the lease expires on August 1, 2006.

Item 3.  Legal Proceedings.

None

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

Name Change.   The Company announces that a majority of the shares entitled to vote on such matters, approved the change of name from 2U Online.com, Inc. to "Golden Spirit Minerals Ltd." in accordance with Section 242 of the General Corporation Law of Delaware. On October 2, 2003 the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Delaware changing its name to Golden Spirit Minerals Ltd..

Forward Stock Split. The Company's authorized common capital stock consists of 100,000,000 shares of common stock with $0.0001 par value per share, of which 13,584,763 were issued and outstanding. On September 23, 2003, the Board of Directors declared a Three for One forward stock split of all the Company's outstanding common stock in accordance with the provisions of Section 242 of the General Corporation Law of Delaware, without any change in par value for the shares of common stock. The Company's capitalization of 100,000,000 shares with a par value of $0.0001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the forward stock split was obtained pursuant to Section 222 of the General Corporation Law of the State of Delaware and on October 2, 2003 the Registrant filed a Certificate with the Secretary of State of Delaware authorizing the Three for One forward stock split.

PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

As at December 31, 2003 there were approximately 2,000 holders of the outstanding shares of the 2UOnline.com, Inc.'s $0.0001 par value common stock. Golden Spirit Minerals Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9. Effective on the open of business on October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol will change from TOUO to "GSPM".

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

As of December 31, 2003, 52,195,956 shares of Golden Spirit Minerals Ltd. common stock were issued and outstanding.

Legacy Mining Ltd. (formerly CardStakes.com) Stock Transfer. On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one
(1) share of Legacy Mining's common stock for every eight (8) shares of our common stock held by the shareholder. We issued a total of 2,199,779 shares of Legacy Mining's common stock to our shareholders. See Part I - Our Subsidiary.

Sale of Securities during 2003.

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in Form 10-KSB have been restated if required to reflect the 1:10 reverse stock split and the 3:1 forward stock split. (See Item 4)

On January 10, 2003, the Company entered into agreements with various private companies controlled by significant shareholders, with two and one-half year terms, whereby these companies will provide investment-banking and other services to the Company (valued at $125,000) in exchange for the issuance of 3,750,000 restricted shares of the Company's common stock. (See Note 5)

On January 10, 2003, the Company entered into an agreement with a private company controlled by a significant shareholder and a private company controlled by an employee, with two year terms, whereby these companies will provide investment banking and investor relations services to the Company (valued at $70,000) in exchange for the issuance of 2,100,000 shares of the Company's common stock. (See Note 4)

On January 10, 2003, the Company issued 300,000 restricted shares of the Company's common stock to two directors for services valued at $10,000.

On January 14, 2003, the Company reached an agreement to acquire the "Miss Beverly Hills" entity from Atlantis Cay Ltd. in consideration for the issuance of 30,000,000 restricted shares of the Company's common stock to Atlantis Cay Ltd. and its agents. The Company was not provided with the necessary data and information about the "Miss Beverly Hills" entity in a timely manner, as required by the agreement, nor was it satisfied with the proposed terms of transfer of all rights of ownership. On February 4, 2003, at a Special Meeting of the Board, it was decided not to proceed with this acquisition. Accordingly, the 30,000,000 restricted shares were reacquired for no consideration, returned to treasury and cancelled.

On January 21, 2003, the Company issued 15,000,000 shares of common stock at a price of $0.013 per share representing a 33.33% discount to the estimated fair value of $.02 per share in settlement of outstanding and ongoing consulting fees and services totalling $200,000. Of the 15,000,000 shares issued, 7,500,000 were issued to parties related to the "Miss Beverly Hills" acquisition, 2,490,000 were issued to two significant shareholders for consulting services and 960,000 were issued to two employees for consulting services. The Company registered these shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. In February, 2003, pursuant to the termination of the agreement with Atlantis Cay Ltd., 7,500,000 shares issued were reacquired for no consideration, returned to treasury and cancelled. The fair value of the 7,500,000 shares that remained issued in settlement of services totalling $100,000, exceeded the outstanding debts by an amount of $50,000. This amount is recorded as a loss on settlement of debt in 2003.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 6,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year the Company granted options under the Plan to acquire a total of 6,000,000 shares of the Company's common stock at a price of $0.02 per share being the estimated market value as at the date of grant. Of the total number of options granted, 4,515,000 were granted to consultants for which a consulting expense of $90,300 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%. The fair value of the 1,485,000 options granted to directors and employees of $29,700, as disclosed on a pro-forma basis in Note 2 to the financial statements, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%.

On June 9, 2003, the Company filed a Registration Statement on Form S-8 to cover 9,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year the Company granted options under the Plan to acquire a total of 6,900,000 shares of the Company's common stock at a price of $0.023 per share and 2,100,000 shares of the Company's common stock at a price of $0.026 per share being the estimated market values as at the date of grant. Of the total number of options granted, 5,250,000 were granted to consultants for which a consulting expense of $128,200 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%. The fair value of the 3,750,000 options granted to directors and employees of $87,400, as disclosed on a pro-forma basis in Note 2 to the financial statements,, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%.

On October 14, 2003, the Company filed a Registration Statement on Form S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year the Company granted options under the Plan to acquire a total of 5,000,000 shares of the Company's common stock at a price of $0.04 per share being the market value as at the date of grant. Of the total number of options granted, 3,680,000 were granted to consultants for which a consulting expense of $145,800 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The fair value for the 1,320,000 options granted to directors and employees of $52,300, as disclosed on a pro-forma basis in Note 2 to the financial statements,, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk- free interest rate of 3% and an expected volatility of 229%.

On October 14, 2003, the Company issued 6,091,667 common shares in settlement of $182,750 of consulting and professional fees. The Company registered these shares for trading by way of an S-8 Registration Statement filed on October 14, 2003.

On October 22, 2003, the Company issued 450,000 restricted common shares as partial consideration for the acquisition of the Ester Creek Mineral Claims (See
Note 4)

Of the total stock options exercised during the year, a total of 250,000 of the related shares of common stock were reacquired, returned to treasury and cancelled.


ALL ABOVE REFERENCES TO SHARES SHOULD BE RESTATED TO REFLECT BOTH SPLITS.

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

Liquidity and Capital Resources.   At December 31, 2003, we had cash resources
of $3,790, total current assets of $158,821 and total current liabilities of US $164,469. At December 31, 2003, total current liabilities exceeded total current assets by US $6,188. The cash and equivalents constitute our present internal sources of liquidity. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of liquidity, that being the sale of our common stock.

Results of Operations. We have not yet realized any significant revenue from operations, nor do we expect to in the foreseeable future. Loss from operations increased from $1,000.00 for the year ended December 31, 1997, to $10,797 for the year ended December 31, 1998, to $4,201,051 for the year ended December 31, 1999, to $1,350,249 for the year ended December 31, 2000, to $1,495,844 for the year ended December 31, 2001, to $1,025,820 for the year ended December 31, 2002 and $1,279,867 for the year ended December 31, 2003. Our net loss increased slightly from 2002 to 2003 primarily because of an increase in consulting fees. The Company engaged a number of consultants throughout the year to research numerous venture proposals. Our losses from September 13, 1993 (inception), to December 31, 2002, were $9,364,628. Such losses were due primarily to the write-off of URL acquisitions costs a well as the write-down of URL's, the write-down of the technology license, the equity loss from Avalon Gold Corporation, website expenses, payment of consulting fees, management fees, and payment of fees for investor relations.


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

We do anticipate certain expenditures within the next 12 months for our mineral property in Ester Creek, Alaska (See Part I above). We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

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

Audit Fees As of the date of this Annual Report, Golden Spirit Minerals Ltd. has incurred $17,400 as fees billed by its principal independent accountants for professional services rendered in connection with Golden Spirit Minerals Ltd. audited financial statements for the fiscal year ended December 31, 2003 and for fees billed for review of the Company's quarterly financial statements for 2003 file on Form 10-QSB.The Company did not incur any fees to its principal independent accountants for any other accounting ,tax or non-audit services for the fiscal year ended 2003.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.


                          GOLDEN SPIRIT MINERALS LTD.
                         (formerly 2U Online.com, Inc.)
                         (an exploration stage company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002



                                                       PAGE

AUDITORS' REPORT........................................F-1

CONSOLIDATED BALANCE SHEETS.............................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS...................F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY.......F-4 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS...................F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........F-9 - F-20
----------------------------------------------------------------

                                 DALE MATHESON
                              CARR-HILTON LABONTE
                             CHARTERED ACCOUNTANTS

                      Suite 1700-1140 West Pender Street,
                                 Vancouver B.C
                               Canada,   Y6E 4GI


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Golden Spirit Minerals Ltd. (formerly 2U Online.com, Inc.)

We have audited the consolidated balance sheet of Golden Spirit Minerals Ltd. (formerly 2U Online.com, Inc.) (an exploration stage company) as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated significant revenues from its business, has incurred substantial losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



"Dale Matheson Carr-Hilton LaBonte"

CHARTERED ACCOUNTANTS


Vancouver, B.C.
March 31, 2004

                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31, 2003       December 31, 2003
                                                     ------------------      -----------------
ASSETS
CURRENT ASSETS
      Cash                                              $    3,790           $         1
      Accounts receivable                                       15                   233
      Available for sale securities (Note 3)                 9,976                68,611
      Current portion of prepaid Service Contract(Note 5)  144,500                59,500
                                                            ------               --------
                                                           158,281               128,345

PREPAID SERVICE CONTRACTS (Note 5)                          44,132                64,464
FURNITURE AND EQUIPMENT, net of depreciation                 1,524                14,212
OTHER INTANGIBLE ASSETS                                          1                     1
                                                          ---------            ----------
                                                        $  203,938           $   207,022
                                                          =========            ==========

LIABILITIES
CURRENT
      Accounts payable and accrued liabilities          $   97,415           $   122,844
      Due to Avalon Gold Corporation(Note 8)                42,286               167,016
      Due to related parties (Note 8)                       24,768                53,396
                                                          ---------             ---------
                                                           164,469               343,256
                                                          =========             =========
GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK
      Common stock, $.0001 par value, 100,000,000
       shares authorized  (Note 6)                           6,150                 4,055
       52,195,956 post reverse-split
       (2002 - 12,164,250 post reverse-split)
       shares issued and outstanding
      Additional paid-in capital                         9,618,040             8,157,618
      Deficit accumulated during the exploration stage  (9,584,606)           (8,304,739)
      Accumulated other comprehensive income(loss)            (115)                6,832
                                                         ------------          -----------
                                                            39,469              (136,234)

                                                        $  203,938          $    207,022
                                                         ===========          ============
The accompanying notes are an integral part of these consolidated financial statements.




                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                       September 13, 1993
                                            Year ended              Year ended         (inception) to
                                         December 31, 2003       December 31, 2002     December 31, 2003
                                         -----------------       -----------------     --------------------
REVENUES

  Processing Fees                        $        -              $          -          $      98,425
  Sale of Oil & Gas Interest                      -                         -                 47,501
  Interest Income                                 -                         -                  2,927
                                           ------------            -----------         -------------
                                                  -                         -                148,853

GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising and marketing                       -                         -                 55,305
  Consulting fees                           811,684                   149,000              1,733,384
  Consulting fees-stock based compensation  364,300                         -                617,969
  Loss on settlement of debt                 50,000                    89,500                139,500
  Depreciation                                4,263                     6,091                 31,045
  Exploration costs                          38,200                         -                 38,200
  Investor relations                         41,667                    12,395                390,932
  Management fees                            24,000                    24,000                346,654
  Office and general                         43,381                    34,143                301,428
  Professional fees                          86,252                    18,965                363,468
  Travel and accommodation                    9,034                     1,197                153,265
  Wages and benefits                        108,409                     3,439                217,505
  Website development costs                       -                         -                345,682
  Write-down of URLs                              -                    35,188              1,659,192
  Write-down of technology license                -                         -              2,055,938
  Write-off of other assets                       -                         -                145,186
                                          -----------               -----------           -----------
                                          1,581,190                   373,918              8,594,653
                                          -----------               -----------           -----------
LOSS BEFORE THE FOLLOWING:               (1,581,190)                 (373,918)            (8,445,800)

EQUITY LOSS FROM AVALON GOLD
CORPORATION(Note 3)                               -                  (346,053)            (1,394,280)
WRITE DOWN OF INVESTMENT IN
AVALON(Note 3)                                    -                  (313,301)              (313,301)
GAIN ON SALE OF SECURITIES (Note 3)         (32,764)                    7,452                (25,312)
DILUTION GAIN-LEGACT(Note7)                 334,087                         -                334.087
MINORITY INTEREST IN CARDSTAKES' LOSS             -                         -                479,978
                                         ------------              ------------          ------------
NET LOSS FOR THE YEAR                  $ (1,279,867)             $ (1,025,820)          $ (9,364,628)
                                        =============             ==============         ============

BASIC NET LOSS PER SHARE               $      (0.03)             $      (0.03)
                                        =============             ==============
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING (Note 6)             37,706,344                32,946,130
                                        =============             ==============


The accompanying notes are an integral part of these consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2003


                                                                                  Deficit                   Accumulated
                                  Number                       Additional         accumulated during        other
                                of shares        Amount        Paid In Capital    the development stage     comprehensive
                                                                                                            income (loss)    Total
                               ----------       --------     -----------------   ---------------------    ---------------  --------
Balance, September 30, 1993       10,000        $   100      $         900        $      (1,000)           $     -         $    -

Net loss for the years ended
December 31, 1993 through 1997         -              -                  -                    -                  -              -

July 30, 1998 - changed from
$.01 par value to $.0001 par value     -            (99)                99                    -                  -              -

July 30, 1998 - forward stock
split 200:1                    1,990,000            199                (199)                  -                  -              -

October 21, 1998 - forward
stock split 3:1                4,000,000            400                (400)                  -                  -              -

Net loss for the year
ended December 31, 1998                -              -                   -             (10,797)                 -        (10,797)
                              -----------------------------------------------------------------------------------------------------

Balance, December 31, 1998     6,000,000            600                 400             (11,797)                 -        (10,797)

January 6, 1999 - common
stock issued for Rising
Phoenix finders' fee at
$0.30 per share                  800,000             80             239,920                   -                  -        240,000

January 6, 1999 - common
stock issued for cash and
management remuneration
at $0.30 per share               600,000             60             179,940                   -                  -        180,000

January 28, 1999 - commons
stock issued for services
at $0.36 per share               600,000             60             215,940                   -                  -        216,000

February 26, 1999 - common
stock issued for services
at $0.36 per share
                                 500,000             50             179,950                   -                  -        180,000
April 14, 1999 - common
stock issued for cash
(net of finance fee
 of $99,500) at $0.08
 to $0.25 per share            7,127,500            713             899,787                   -                  -        900,500

 Less:  fair value of
 warrants issued on financing          -              -           (764,095)                   -                  -      (764,095)

April 14, 1999 - warrants
issued on financing                    -              -             764,095                   -                  -       764,095

April 23, 1999 - stock
-based compensation                    -              -             210,706                   -                  -       210,706

April 28, 1999 - common
stock issued for
technology license
finder's fee at $0.30
per share                        400,000             40             119,960                   -                  -       120,000

June 15, 1999 - common
stock issued for
technology license at
$0.30 per share                3,000,000            300             899,700                   -                  -       900,000

June 15, 1999 - common
stock issued for
services at
$0.25 per share                   20,000              2               4,998                   -                  -         5,000

June 30, 1999 - common
stock issued for services
at $0.26 per share               250,000             25              64,975                   -                  -        65,000

July 15, 1999 - warrants
issued for URL purchase                -              -             328,858                   -                  -       328,858

July 20, 1999 - common
stock issued for cash
on exercise of
warrants at $0.30 per share      800,000             80             239,920                   -                  -       240,000

 The accompanying notes are an integral part of these consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2003



                                                                                  Deficit                   Accumulated
                                  Number                       Additional         accumulated during        other
                                of shares        Amount        Paid In Capital    the development stage     comprehensive
                                                                                                            income (loss)   Total
                              - ----------       -------        ----------       -----------             --------------   -------


September 1, 1999 - warrants
issued  for URL purchase               -               -           220,146                 -                  -          220,146

September 1, 1999 - common stock
issued for cash on exercise
of warrants at $0.30 per share   100,000              10            29,990                 -                  -           30,000

October 14, 1999 - common stock
issued for cash on exercise of
warrants at $0.25 per share       40,000               4             9,996                 -                  -           10,000

October 22, 1999 - stock-based
compensation                           -               -            42,963                 -                  -           42,963

November 3, 1999 - common
stock issued for cash
on exercise of warrants
at $0.25 per share               100,000              10            24,990                 -                  -           25,000

November 9, 1999 - common
stock issued for technology
license at $0.30 per share      3,000,000            300           899,700                 -                  -          900,000

November 15, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                  200,000              20            49,980                 -                  -           50,000

November 19, 1999 - common
stock issued for
acquisition of
URL's at $0.30 per share         650,000              65           194,935                 -                 -           195,000

November 24, 1999 - common
stock issued for acquisition
ofURL's at $0.30 per share       800,000              80           239,920                 -                 -           240,000

November 25, 1999 - common
stock issued for acquisition
of URL's at $0.30 per share      500,000              50           149,950                 -                 -           150,000

November 25, 1999 - common
stock issued for acquisition
of URL's at $0.30 per share      250,000              25            74,975                 -                 -            75,000

November 29, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   40,000               4             9,996                 -                 -            10,000

December 6, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   50,000               5            12,495                 -                 -            12,500

December 9, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   50,000               5            12,495                 -                 -            12,500

Dividends paid                         -               -                 -          (219,978)                -         (219,978)

Net loss for the year ended
        December 31, 1999              -               -                 -        (4,201,051)                -       (4,201,051)
                            ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999    25,877,500           2,588         5,557,585        (4,432,826)                -        1,127,347


The accompanying notes are an integral part of these consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2003



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


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2003



                                                                                   Deficit                 Accumulated
                                     Number                       Additional       accumulated during      other
                                   of shares        Amount        Paid In Capital  the development stage   comprehensive
                                                                                                           income (loss)  Total
                                   ----------       -------        ----------       -------------------    -------------- ------

April 12, 2000 - common stock issued
for cash on exercise of warrants
at $0.25 per share                       50,000       $       5     $      12,495       $     -                 $   -   $ 12,500

April 28, 2000 - common stock issued
for cash on exercise of warrants
at $0.25 per share                       50,000               5            12,495             -                     -     12,500

August 10 2000 - common stock issued
for services at $0.30 per share          50,000               5            14,995             -                     -     15,000

October 5, 2000 - common stock issued
for cash on exercise of warrants
at $0.25 per share                       40,000               4             9,996             -                     -     10,000

Net loss for the year ended
    December 31, 2000                                                                (1,350,249)                -      (1,350,249)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000           31,597,500           3,160         7,979,513    (5,783,075)                -       2,199,598

Net loss for the year ended
    December 31, 2001                         -               -                 -    (1,495,844)                -     (1,495,844)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001           31,597,500       $   3,160     $   7,979,513  $ (7,278,919)           $    -       $703,754

November 6, 2002 - common stock
issued for services at $0.02
per share                             8,950,000             895           178,105            -                  -        179,000

Unrealized gain on available
for sale securities                           -               -                 -            -              6,832         6,832

Net loss for the year ended
  December 31, 2002                           -               -                 -    (1,025,820)               -     (1,025,820)

                             -----------------------------------------------------------------------------------------------------
Balance, December 31, 2002           40,547,500      $    4,055        $ 8,157,618  $ (8,304,739)        $   6,832   $  (136,234)
Share consolidation, 1:10 on
January 8, 2003                     (36,492,750)              -                  -             -                 -             -
                            ------------------------------------------------------------------------------------------------------
Balance forward, January 8, 2003
after 1:10 split                      4,054,750           4,055          8,157,618    (8,304,739)            6,832      (136,234)

January 10,2003-common stock issued
for services at $0.10                 2,050,000             205            204,795             -                 -       205,000

January 14,2003-common stock
issued to acquire
"Miss Beverly Hills"                 10,000,000           1,000            199,000             -                 -       200,000

January 21, 2003-commons stock
issued for services at $0.06          5,000,000             500            299,500             -                 -       300,000

February 04, 2003-return and
cancellation of common stock       (10,000,000)         (1,000)          (199,000)             -                 -      (200,000)

February 04, 2003-return and
cancellation of common stock        (2,500,000)           (250)          (149,750)             -                 -      (150,000)

February 12, 2003-common stock
issued for exercise of stock
options at $0.06                        100,000              10              5,990             -                 -         6,000

February 19, 2003-common stock
issued for exercise of stock
options at $0.06                        100,000              10              5,990             -                 -         6,000

April 14, 2003-common stock
issued for exercise of stock
options at $0.06                        200,000              20             11,980             -                 -        12,000

May 2, 2003-common stock
issued for exercise of stock
options at $0.06                        980,000              98             58,702             -                 -        58,800

May 6, 2003-common stock
issued for exercise of stock
options at $0.06                        250,000              25             14,975             -                 -        15,000

May 16, 2003-common stock
issued for exercise of stock
options at $0.06                        200,000              20             14,980             -                 -        12,000

May 27, 2003-cancellation
 of stock option                       (250,000)            (25)           (14,975)            -                 -       (15,000)

May 30, 2003-common stock
issued for exercise of stock
options at $0.06                        400,000              40             23,960             -                 -        24,000

June 11, 2003-common stock
issued for exercise of stock
options at $0.07                        875,000              87             61,163             -                 -        61,250

June 23, 2003-common stock
issued for exercise of stock
options at $0.07                        100,000              10              6,990             -                 -         7,000

June 26, 2003-common stock
issued for exercise of stock
options at $0.07                        100,000              10              6,990             -                 -         7,000

July 16,2003-common stock
issued for exercise of stock
options at $0.07                        225,000              22             15,728             -                 -        15,750

July 17,2003-common stock issued
for exercise of stock
options at $0.07                        150,000              15             10,485             -                 -        10,500

July 28,2003-common stock issued
for exercise of stock
options at $0.07                         75,000               8              5,242             -                 -         5,250

August 1, 2003-common stock issued
for exercise of stock
options at $0.07                        300,000              30             20,970             -                 -        21,000

August 8, 2003-common stock issued
for exercise of stock
options at $0.07                        100,000              10              6,990             -                 -         7,000

August 11, 2003-common stock issued
for exercise of stock
options at $0.07                        275,000              27             19,223             -                 -        19,250

August 14, 2003-common stock issued
for exercise of stock
options at $0.07                         50,000               5              3,495             -                 -         3,500

August 14, 2003-common stock issued
for exercise of stock
options at $0.08                        550,000              55             43,945             -                 -        44,000

August 29, 2003-common stock issued
for exercise of stock
options at $0.08                        150,000              15             11,985             -                 -        12,000

August 29, 2003-common stock issued
for exercise of stock
options at $0.07                         50,000               5              3,495             -                 -         3,500
                                     -----------     -----------      -------------  ------------        ----------  ------------
Balance, October 7, 2003             13,584,750           5,007          8,847,466    (8,304,739)            6,832       554,566
Share split forward, 3:1
October 8,2003                       27,169,539               -                  -             -                 -             -
                                     -----------     -----------      -------------  ------------        ----------  ------------
Balance forward, October 8, 2003
after 3:1 forward split              40,754,289           5,007          8,847,466    (8,304,739)            6,832       554,566
October 13, 2003-common stock issued
for services at $0.03                 6,091,667             609            182,141             -                 -       182,750
October 13, 2003-common stock issued
for exercise of stock
options at $0.04                      1,200,000             120             47,880             -                 -        48,000
October 13, 2003-common stock issued
for exercise of stock
options at $0.04                        830,000              83             33,117             -                 -        33,200
October 22, 2003-common stock issued
for interest in mining
property at $0.06                       450,000              45             26,955             -                 -        27,000
October 24, 2003-common stock issued
for exercise of stock
options at $0.04                        556,275              55             22,196             -                 -        22,251
November 26, 2003-common stock issued
for exercise of stock
options at $0.04                      1,000,000             100             39,900             -                 -        40,000
December 2, 2003-common stock issued
for exercise of stock
options at $0.04                      1,413,725             141             56,408             -                 -        56,549
December 16,2003 cancellation of
stock option                           (100,000)            (10)            (2,323)            -                 -        (2,333)
Stock Based Compensation                      -               -            364,300             -                 -       364,300
Other comprehensive income                    -               -                  -             -            (6,947)       (6,947)
Net loss for the year ended
December 31,2003                              -               -                  -    (1,279,867)                -     (1,279,867)
                                     -----------     -----------      -------------  ------------        ----------  ------------
Balance, December 31, 2003           52,195,596      $    6,150       $  9,618,040   $(9,584,606)        $     (115)  $    39,469

The accompanying notes are an integral part of these consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  September 13,
                                                                   Year ended             Year ended             1993 (inception)
                                                                   December 31,           December 31,           to December 31,
                                                                       2003                   2002                    2003
                                                                  ------------           ------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                               $   (1,279,867)        $   (1,025,820)         $    (9,364,628)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                    4,263                  6,091                   31,045
        non-cash consulting fees                                      788,882                149,000                1,527,874
        loss on settlement of debt                                     50,000                 85,500                  139,500
        non-cash management fees                                       10,000                      -                  234,000
        non-cash investors relations fees                              41,667                 12,395                  339,166
        non-cash professional fees                                     15,000                      -                   15,000
        stock-based compensation                                      364,300                      -                  617,969
        non-cash component of URL write-down                                -                 35,188                1,214,192
        non-cash exploration costs                                     27,000                      -                   27,000
        write-down of technology license                                    -                      -                2,055,938
        write-off of website development costs                              -                      -                  126,876
        equity loss from Avalon Gold Corporation                            -                346,053                1,394,280
        write down of investment in Avalon Gold Corporation                 -                313,301                  313,301
        (gain)/loss on sale of securities                              32,764                 (7,452)                  25,312
        dilution gain-Legacy                                         (334,087)                     -                 (334,087)
        minority interest in Cardstakes'loss                               -                       -                 (479,978)
                                                                 ------------           ------------             ------------
                                                                     (280,078)               (81,744)              (2,127,246)
        net changes in working capital items                          186,361                 26,325                  452,045
                                                                 ------------           ------------             ------------
CASH USED IN OPERATING ACTIVITIES                                     (93,707)               (55,419)              (1,675,201)
                                                                 ------------           ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                      -                  (75,000)
        Technology license                                                  -                      -                 (135,938)
        Acquisition of furniture and equipment                              -                      -                  (32,696)
        Website development costs                                           -                      -                 (126,876)
        Other intangible assets                                             -                      -                   (5,189)
        Proceeds from sale of shares of Iceberg                        18,924                 50,663                   92,016
        Cash acquired on acquisition of Cardstakes.com, Inc.              (45)                     -                  209,955
                                                                 ------------           ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                   18,879                 50,663                  (73,683)
                                                                 ------------           ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances (to) from related parties                                 78,617                   (850)                 162,719
Net proceeds from sale of shares of Avalon Gold Corporation                 -                      -                1,590,000
                                                                 ------------           ------------             ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                         78,617                   (850)               1,752,719
                                                                 ------------           ------------             ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,789                 (5,606)                   3,790

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1                  5,607                        -
                                                                 ------------           ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $         3,790         $            1         $          3,790
                                                                 ============           ============             ============
SUPPLEMENTAL CASH FLOW INFORMATION (see Note 10)

The accompanying notes are an integral part of these consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (formerly 2U Online.com, Inc.)
                         (an exploration stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 -NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development. On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management's decision to shift the Company's focus from internet-based business development to mineral exploration.

Going concern These financial statements have been prepared in accordance with generally accepted accounting principals in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is an exploration stage company and its general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, costs to complete mine production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business. Further, the Company does not have sufficient funds on hand to complete the exploration of the Ester Creek properties. Refer to Note 4.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

principals of Consolidation The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive). The Company's financial statements are consolidated with those of Legacy Mining Ltd. ("Legacy"), formerly Cardstakes.com (incorporated on February 19, 1999) as at December 31, 2002 and include the results of operations for the years ended December 31, 2003 and 2002. The Company's ownership of Legacy was reduced from 59% to 4% on December 31, 2003 and as a result effective December 31, 2003 the financial statements of Legacy are no longer consolidated with those of the Company. (See Note 7) All intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates and Assumptions Preparation of the Company's financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Mineral property costs Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at December 31, 2003, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

Income Taxes The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Net Loss per Common Share Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share. Loss per share, as presented, has been restated to reflect all share splits described in Note 6.

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

Stock-based compensation In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting principals Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                  Year ended       Year ended
                                                  December 31,     December 30,
                                                      2003            2002
                                                  ------------   --------------
Net income (loss) for the year     As reported    $(1,279,867)    $(1,495,844)
SFAS 123 compensation expense      Pro-forma         (169,400)              -

Net loss for the period            Pro-forma      $(1,449,267)    $(1,495,844)
Pro-forma basic net loss per share Pro-forma      $     (0.04)    $     (0.05)


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

Recent Accounting Pronouncements In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred and becomes determinable, whereas under EITF Issue No. 94-3 a liability was recognized at the time of commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively fequired amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003 with no material impact on its financial statements.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on the Company's financial statements.

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2002 the Company sold 360,961 shares of Avalon Gold Corporation ("Avalon"), a public company with directors and significant shareholders in common, for proceeds of $50,663 resulting in a gain of $7,452. Effective September 30, 2002 the Company determined that the value of its investment in Avalon had become permanently impaired and as a result, wrote down its investment by $313,301. For the period from January 1, 2002 to September 30, 2002 the Company recorded a net equity loss in Avalon totalling $346,053.
During the fourth quarter of 2002, Avalon issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Avalon to approximately 4%. As a result, the Company reclassified its investment in Avalon from an equity investment to available-for-sale securities whereby its value is carried at market.

During 2003 the Company bought 303,750 shares of Avalon for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $38,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $115 which was recorded as other comprehensive income for the year.

As at December 31, 2003 the Company owns 62,351 shares of Avalon's common stock.

NOTE 4 - INVESTMENT IN ESTER CREEK MINERAL PROPERTY

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of December 31, 2003, two monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. Prior to entering into a contract to perform work on the property, the Company intends to have an independent engineering report prepared which will recommend the amount required to conduct an exploration program on the property and will form the terms of the proposed contract.

NOTE 5 - SERVICE CONTRACTS

On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd., a private company controlled by a significant shareholder, with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 105,000 restricted shares of the Company's common stock.

On January 10, 2003, the Company entered into agreements with:

1. Compte de Sierge Accomodative Corp., a private company, for a two and one-half year term, whereby Compte will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in Europe.

2. Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, for a two and one-half year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in North and South America.

3. Inter-Orient Investments Ltd., a private company controlled by a significant shareholder, for a two year term, whereby Inter-Orient will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

4. Asiatic Management Consultants Ltd., a private company controlled by a significant shareholder, for a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $25,000) in exchange for 750,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in the Far East.

5. HBK Investments Services Ltd., a private company controlled by an employee, for a two year term, whereby HBK will provide investor relations services to the Company (valued at $20,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

The value of these service contracts is amortized over the respective contact periods. During 2003 a total of $130,332 was charged to operations.

At December 31, 2003 the prepaid portion of the above described service contracts totaled $188,632, of which $144,500 is current and will be charged to operations in 2004 and 2005.

NOTE 6 - CAPITAL STOCK

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

Forward Stock Split On September 23, 2003, the Company declared a three-for-one forward stock split of all the outstanding common stock without any change in par value of the shares of common stock. Shareholder approval was obtained to effect the forward stock split which became effective on October 2, 2003. On that date, the authorized capital was 100,000,000 common shares with a par value of $0.0001, with 40,754,829 post forward-split shares issued and outstanding.

Except for the Consolidated Statement of Stockholders' Equity, unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements have been restated if required to reflect the 1:10 reverse stock split and the 3:1 forward stock split.

On January 10, 2003, the Company entered into agreements with various private companies controlled by significant shareholders, with two and one-half year terms, whereby these companies will provide investment-banking and other services to the Company (valued at $125,000) in exchange for the issuance of 3,750,000 restricted shares of the Company's common stock. (See Note 5)

On January 10, 2003, the Company entered into an agreement with a private company controlled by a significant shareholder and a private company controlled by an employee, with two year terms, whereby these companies will provide investment banking and investor relations services to the Company (valued at $70,000) in exchange for the issuance of 2,100,000 shares of the Company's common stock. (See Note 5)

On January 10, 2003, the Company issued 300,000 restricted shares of the Company's common stock to two directors for services valued at $10,000.

On January 14, 2003, the Company reached an agreement to acquire the "Miss Beverly Hills" entity from Atlantis Cay Ltd. in consideration for the issuance of 30,000,000 restricted shares of the Company's common stock to Atlantis Cay Ltd. and its agents. The Company was not provided with the necessary data and information about the "Miss Beverly Hills" entity in a timely manner, as required by the agreement, nor was it satisfied with the proposed terms of transfer of all rights of ownership. On February 4, 2003, at a Special Meeting of the Board, it was decided not to proceed with this acquisition. Accordingly, the 30,000,000 restricted shares were reacquired for no consideration, returned to treasury and cancelled.

On January 21, 2003, the Company issued 15,000,000 shares of common stock at a price of $0.013 per share representing a 33.33% discount to the estimated fair value of $.02 per share in settlement of outstanding and ongoing consulting fees and services totalling $200,000. Of the 15,000,000 shares issued, 7,500,000 were issued to parties related to the "Miss Beverly Hills" acquisition, 2,490,000 were issued to two significant shareholders for consulting services and 960,000 were issued to two employees for consulting services. The Company registered these shares for trading by way of an S-8 Registration Statement filed on January 21, 2003. In February, 2003, pursuant to the termination of the agreement with Atlantis Cay Ltd., 7,500,000 shares issued were reacquired for no consideration, returned to treasury and cancelled. The fair value of the 7,500,000 shares that remained issued in settlement of services totalling $100,000, exceeded the outstanding debts by an amount of $50,000. This amount is recorded as a loss on settlement of debt in 2003.

On January 21, 2003, the Company filed a Registration Statement on Form S-8 to cover 6,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year the Company granted options under the Plan to acquire a total of 6,000,000 shares of the Company's common stock at a price of $0.02 per share being the estimated market value as at the date of grant. Of the total number of options granted, 4,515,000 were granted to consultants for which a consulting expense of $90,300 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%. The fair value of the 1,485,000 options granted to directors and employees of $29,700, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 205%.

On June 9, 2003, the Company filed a Registration Statement on Form S-8 to cover 9,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year the Company granted options under the Plan to acquire a total of 6,900,000 shares of the Company's common stock at a price of $0.023 per share and 2,100,000 shares of the Company's common stock at a price of $0.026 per share being the estimated market values as at the date of grant. Of the total number of options granted, 5,250,000 were granted to consultants for which a consulting expense of $128,200 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%. The fair value of the 3,750,000 options granted to directors and employees of $87,400, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 248%.

On October 14, 2003, the Company filed a Registration Statement on Form S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year the Company granted options under the Plan to acquire a total of 5,000,000 shares of the Company's common stock at a price of $0.04 per share being the market value as at the date of grant. Of the total number of options granted, 3,680,000 were granted to consultants for which a consulting expense of $145,800 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The fair value for the 1,320,000 options granted to directors and employees of $52,300, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%.

On October 14, 2003, the Company issued 6,091,667 common shares in settlement of $182,750 of consulting and professional fees. The Company registered these shares for trading by way of an S-8 Registration Statement filed on October 14, 2003.

On October 22, 2003, the Company issued 450,000 restricted common shares as partial consideration for the acquisition of the Ester Creek Mineral Claims (See
Note 4)

Of the total stock options exercised during the year, a total of 250,000 of the related shares of common stock were reacquired, returned to treasury and cancelled.

The following table summarizes the Company's stock option activity:


                                 Number                       Weighted Average
                                   of        Weighted Average      Remaining
                                Options       Exercise Price   Contractual Life
                             -----------     ---------------- -----------------
Balance, December 31, 2002          -                                      -
Granted                       10,000,000      $        0.55          5 years
Exercised                     (9,980,000)     $       (0.54)         5 years


Balance, December 31, 2003        20,000      $        0.06          5 years
Refer to Note 6.

The above stock option figures have not been restated to reflect the October 8, 2003, 3:1 forward stock split. All of the 9,980,000 stock options exercised were done so in settlement of debt in the total amount of $535,800.

NOTE 7 " DILUTION GAIN " LEGACY MINING LTD.

The Company and Legacy, undertook a series of capital reorganization transactions, as follows:

1. By agreements dated December 31, 2003 with ten individuals, the Company transferred ownership of 5,900,000 of the Legacy shares to these individuals for nominal consideration and their agreement to fund Legacy in the future. Of the 5,900,000 shares transferred, 150,000 were transferred to two directors of the Company, 1,000,000 were transferred to a significant shareholder of the Company and 1,020,000 were transferred to an employee of the Company. This transaction resulted in a decrease of the Company's ownership of Legacy from 59% to 9%.

2. On December 31, 2003 Legacy issued shares of its capital stock in order to settle $122,988 owing to Avalon and $106,000 of the Company's debt, and to acquire a mineral property interest with a fair value of $2,000. These transactions resulted in a further decrease of the Company's ownership of Legacy from 9% to 4%.

The culmination of the above transactions has resulted in a reduction of the Company's interest in Legacy from 59% to 4%. As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain. The net dilution gain on the reduction in interest ownership of Legacy was $334,087. Commencing January 1, 2004 the Company will account for its investment in Legacy at cost. As at December 31, 2003 the carrying value of the Company's investment in Legacy is $nil.

NOTE 8 " RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company issued 300,000 common shares to two directors for outstanding management fees totalling $10,000. In addition, the Company has issued 2,500,000 common shares, with a fair value of $100,000 in January 2004 to two directors for outstanding management fees payable at December 31, 2003 in the amount of $50,000. (Refer to Note 11.)

During the year ended December 31, 2003, companies controlled by a significant shareholder earned $84,500 (2002 - $78,997) pursuant to investment banking services contracts (See Note 5).

During the year ended December 31, 2003, a company controlled by an employee earned $8,333 (2002 - $6,248) and a company controlled by a significant shareholder earned $20,833 (2002 - $15,264) pursuant to investment banking and investor relations services contracts (See Note 5).

During the year ended December 31, 2003, the Company incurred $162,700 (2002- $ 35,000) in consulting fees to two significant shareholders, $44,000 (2002 - $
Nil) in consulting fees to private companies controlled by a significant shareholder , $95,500 (2002 - $Nil) in professional and consulting fees to two employees and $11,500 (2002 - $ Nil ) in consulting fees and salaries to a company controlled by an employee.

On January 21, 2003 the Company issued 2,490,000 common shares to two significant shareholders and 960,000 common shares to two employees in settlement of outstanding management and consulting fees of $100,000. The fair value of the shares issued exceeded the outstanding debts by an amount of $50,000, which has been recorded as a loss on settlement of debt.

In October 2003 the Company issued a total of 300,000 common shares to an employee in settlement of outstanding professional fees totalling $9,000.

NOTE 8 " RELATED PARTY TRANSACTIONS (cont'd)

At December 31, 2003 a total of $42,286 (2002 - $167,016) is owing to Avalon for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by the Company. (Refer to Note 7.)

At December 31, 2003, a net amount of $24,769 is owing to certain of the above related parties. These amounts are non-interest bearing and have no specific terms of repayment.

During the year ended December 31, 2003, the Company incurred expenses for office rent of $17,736 (2002 - $15,972) and management fees of $24,000 (2002 -
$24,000) to a Company controlled by an employee.

See Notes 3, 5, 6, 7 and 11.

NOTE 9 - INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2003, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income and will expire between the years 2006 - 2023. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.



NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

                Period ended December 31, 2003 Period ended December 31, 2002 Cash paid during the period for:
        Interest                $                 -     $                 -
        Income taxes            $                 -     $                 -

During the year ended December 31, 2003, the Company issued 5,850,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $195,000 (Refer to Note 5) and 100,000 common shares for payment of outstanding management fees to two directors valued at $10,000.

During the year ended December 31, 2003, the Company issued 7,500,000 common shares with a fair value of $150,000 in settlement of $100,000 of consulting fees. Refer to Notes 6 and 8.

During the year ended December 31, 2003, the Company issued 6,091,667 common shares in settlement of $182,750 of consulting and professional fees. Refer to
Note 6.

During the year the Company issued 450,000 shares valued at $1,000 to acquire a mineral property interest. (Refer to Note 4.)

During the year a total of 9,980,000 stock options (pre-forward 3:1 stock split) were exercised in exchange for the settlement of $535,800 of debt.

NOTE 11 - SUBSEQUENT EVENTS

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 2,500,000 shares of common stock to be issued for debt owing to two directors of the Company in the amount of $50,000 and 5,650,000 shares of common stock for services valued at $113,000 to be performed in the first quarter of 2004. The fair value of the 8,150,000 shares issued exceeded the outstanding debts by an amount of $163,000, which will be recorded as a loss on settlement of debt in the first quarter of 2004. On March 22, 2004 400,000 stock option shares were granted to an employee at $0.02 per share. The 400,000 options were exercised on March 26, 2004 for proceeds of $8,000. A fair value of $7,900 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229% and will be recorded on a pro-forma basis in the Company's first quarter of 2004.

On January 10, 2004, the Company entered into agreements with:

1. J & S Overseas Holdings Ltd., a private company controlled by a significant shareholder, for a two year term, whereby J & S will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,000,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

2. 1063244 Alberta Ltd., a private company controlled by a significant shareholder, for a two year term, whereby 1063244 Alberta will provide investor relations services to the Company (valued at $40,000) in exchange for 800,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

3. Two individual consultants, for a one year term, whereby they will provide consulting services to the Company with respect to its mineral exploration and development (valued at $10,000) in exchange for a total of 200,000 restricted shares of the Company's common stock.

Item 8.  Changes in and Disagreements with Accountants.

There have been no disagreements with Golden Spirit Minerals Ltd's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B. However, our auditors, Labonte & Co., Chartered Accountants merged with another firm during the year Dale Matheson Carr-Hilton Labonte, Chartered Accountants.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address        Age   Position                  Term as Director
--------------------   ----  -------------------  ------------------------------
Robert Klein
4540 Woodgreen Place
West Vancouver,
British Columbia
Canada  V7S 2V6         55    President/Director  From March 16, 2001 to present


Robert Waters
1358 W. Georgia Street,
Suite 2025
Vancouver,
British Columbia
Canada  V6E 4S2         53    Director            From March 30, 2001 to present

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

Robert Waters is a member of our Board of Directors. In 1978, Mr. Waters graduated from the University of British Columbia in Vancouver with a degree in Political Science. In 1982, Mr. Waters graduated from York University in Toronto, Canada with a Masters in Business Administration. He also achieved a two-year course in Finance and Investment at Vancouver City College. From July 1982 to December 1982, Mr. Waters was a personal financial planner for Executive Financial Services, a financial planning firm. From January 1983 to September 1983, he was a manager at Nyco Group of Companies. From January 1984 to March 1984, he was a consultant with George S. May International, a management consulting firm. From April 1984 to September 1984, Mr. Waters was a Vice President at Globe Business Consultants, a management consulting firm. From November 1984 to March 1988, Mr. Waters was a stock broker for Levesque Securities National Bank Financial, a brokerage firm. From March 1985 to October 1988, he was an instructor at The Canadian Securities Institute, a firm which provided licensing for stock brokers. From May 1985 to February 1987, Mr. Waters was an instructor on taxation and personal financial planning at Langara College. From March 1988 to November 1988, he was a stockbroker for Davidson Partners, a brokerage firm. From December 1988 to November 1989, he was a stockbroker for Pacific International Securities, a brokerage firm. From December 1989, to September 1998, Mr. Waters was a stock broker for Georgia Pacific Securities, a brokerage firm. From September 1998 to July 1999, he provided consulting services to Business Development, a business consulting firm. The consulting services provided by Mr. Waters to Business Development involved consulting on corporate development strategies for corporations and preparing business plans. From September 1999 to September 2000, he provided Las Vegas from home.com services related to public and broker relations and financial analysis. From March 2000 to the present, Mr. Waters has been the President of Global Performance Capital, an investor relations firm. From September 2000 to the present, Mr. Waters has been the President of Avalon Gold Corporation , a reporting company involved in the mining sector.

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

Transactions with Promoters.

On January 28, 2000, we entered into an agreement with Palisades Financial Ltd., with a 5 year term, whereby Palisades Financial Ltd. agreed to provide investment banking services for 5 years in exchange for 150,000 shares of our common stock, subject to Rule 144 restrictions. Under the terms of the agreement, Palisades Financial Ltd. will use its best efforts to provide essential information to individuals and/or corporations whereby financing for Golden Spirit Minerals Ltd. may result. If there is sufficient interest expressed by any individual or corporation, Palisades Financial Ltd. will put them in contact directly with the principals of 2Uonline.com, Inc. to pursue discussions further. Palisades Financial Ltd. will be responsible for all expenses incurred in performing services under this agreement. Palisades Financial Ltd. agrees to devote a minimum of 100 hours per month to perform its services. Either party may terminate this agreement at any time by giving 30 days written notice to the other party. Palisades Financial Ltd. is controlled by May Joan Liu, a significant shareholder of Golden Spirit Minerals Ltd.

On January 10, 2003, the Company entered into an agreement with HBK Investments Services Ltd., a private company controlled by an employee, for a two year term, whereby HBK will provide investor relations services to the Company (valued at $20,000) in exchange for 600,000 pre-forward split restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

Item 10.  Executive Compensation.

Directors' Compensation. During the year ended December 31, 2003, the Company issued 100,000 pre-forward split common shares to two directors for outstanding management fees totaling $10,000. In addition, the Company has issued 2,500,000 common shares in January 2004 to two directors for outstanding management fees payable at December 31, 2003 in the amount of $50,000.

Stock Based Compensation. During the year ended December 31, 1999, $253,669 in stock based compensation was recorded in our financial statements. Why are 1999 figures presented here? Stock based compensation in respect to stock options granted to officers, directors and employees in 2003 is calculated using the Black-Sholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of between 205% and 229%. During the year ended December 31, 2003, $364,300 in stock based compensation was recorded in our financial statements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                                                 Amount and           Percent
                            Name of               Nature of           of Class
Title of Class         Beneficial Owner         Beneficial Owner    Common Stock
--------------------------------------------------------------------------------


Common Stock          Compte De Sierge           2,616,000             5.01 %
                    Accomodative Corp.(1)
                  34 - 20 Calle 34 Panama 5
                     Republic of Panama

Common Stock           CEDE & Co. (2)           39,866,993              76.37 %
                  The Depository Trust Co.
                      P.O. Box 222
                  Bowling Green Station
                 New York, New York 10274



(1) The beneficial owner of Compte De Sierge is Mario Vargas Barguil, Esq. Mr. Barguil's address is Ingram, Carles Orillana y Guardia, Edifico Marbella Tower II, Calle 54 Obarrio, Planta Baja, Local #2, Panama City, Panama. (2)
In 2001, we requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List, there were no holders of more than 5% of our issued and outstanding shares.

Security Ownership by Management. As of December 31, 2003, our directors, Robert Klein and Robert Waters each owned 150,000 shares for and aggregate total of 300,000 shares or 0.57% of the common stock outstanding. In January, 2004, our directors were issued 2,500,000 shares for outstanding management fees valued at $50,000.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

During the year ended December 31, 2003, the Company issued 300,000 common shares to two directors for outstanding management fees totalling $10,000. In addition, the Company has issued 2,500,000 common shares, with a fair value of $100,000 in January 2004 to two directors for outstanding management fees payable at December 31, 2003 in the amount of $50,000.

During the year ended December 31, 2003, companies controlled by a significant shareholder earned $84,500 (2002 - $78,997) pursuant to investment banking services contracts.

During the year ended December 31, 2003, a company controlled by an employee earned $8,333 (2002 - $6,248) and a company controlled by a significant shareholder earned $20,833 (2002 - $15,264) pursuant to investor relations services contracts.

During the year ended December 31, 2003, the Company incurred $162,700 (2002- $ 35,000) in consulting fees to two significant shareholders, $44,000 (2002 - $
Nil) in consulting fees to a companies controlled by a significant shareholder, $95,500 (2002 - $Nil) in professional and consulting fees to two employees and $11,500 (2002 - $ Nil) in consulting and salaries to a company controlled by an employee.

In January 2003 the Company issued a total of 2,500,000 pre-forward split common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $100,000. Of the 2,500,000 pre-forward split common shares issued, 830,000 were issued to two significant shareholders and 320,000 were issued to two employees for consulting services. The fair value of the shares issued exceeded the outstanding debts by an amount of $50,000, which has been recorded as a loss on settlement of debt. In October 2003 the Company issued a total of 300,000 common shares to an employee in settlement of outstanding professional fees totaling $9,000. At December 31, 2003 a total of $42,286 (2002 - $167,016) is owing to Avalon Gold Corporation (previously Iceberg Brands Corporation) for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by Golden Spirit Minerals Ltd. At December 31, 2003, net amount of $24,769 is owing to certain of the above related parties. These amounts are non-interest bearing and have no specific terms of repayment. During the year ended December 31, 2003, the Company incurred expenses for office rent of $17,736 (2002 - $15,972) and management fees of $24,000 (2002 - $24,000) to a Company controlled by an employee.

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


Item 13.  Exhibits and Form 8-K's

a) Exhibit No.   Description
------------------------------
31.1      Rule 13a-14(a)/15d-14(a) Certifications.

32.1      Section 1350 Certifications.


b) Form 8-K's
---------------
  1) 8-K filed on October 8, 2003, Reported Item 5- Name Change,
    Forward Stock Split and Changed trading symbol/CUSIP.

  2) 8-K filed on June 24, 2003, reported Items 5 & 6-Appointment of New Officer,and Resignation Of Directors


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

Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer principal financial officer, principal accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2004.

                                Golden Spirit Minerals Ltd.,
                                a Delaware corporation

                                By:     /s/: R. Klein
                                        -------------
                                        Robert Klein
                                Its:    President and a Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: R. Klein
--------------                                            April 14, 2004
Robert Klein
President and a Director

/s/: R. Waters
---------------                                           April 14, 2004
Robert Waters
Director