Form 10QSB
period 2004-03-31
GOLDEN SPIRIT MINERALS LTD
filed 2004-05-17
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED

                                 March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2004, there were 62,745,956 shares of the issuer's $.0001 par value common stock issued and outstanding.
==============================================================================

INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation.................2-8

Item 3.   Controls And Procedures....................................................8

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................9

Item 2.   Changes in Securities and Use of Proceeds................................. 9

Item 3.   Defaults Upon Senior Securities............................................9

Item 4.   Submission of Matters to a Vote of Security Holders........................10

Item 5.   Other Information......................................................... 12

Item 6.   Exhibits and Reports on Form 8-K...........................................13

SIGNATURES...........................................................................13

=================================================================================


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                       March 31, 2004       December 31, 2003
                                                     ------------------      -----------------
ASSETS
CURRENT ASSETS
      Cash                                              $      328           $     3,790
      Accounts receivable                                    1,035                    15
      Due from Legacy Mining Ltd. (Note 7)                   7,290                     -
      Available for sale securities                            865                 9,976
      Current portion of prepaid Service Contract(Note 5)  199,500               144,500
                                                            ------                ------
                                                           209,018               158,281

PREPAID SERVICE CONTRACTS (Note 5)                          42,798                44,132
FURNITURE AND EQUIPMENT, net of depreciation                 1,410                 1,524
OTHER INTANGIBLE ASSETS                                          -                     1
                                                          ---------            -----------
                                                        $  253,226           $   203,938
                                                          =========            ==========

LIABILITIES
CURRENT
      Accounts payable and accrued liabilities          $   98,427           $   122,844
      Due to Avalon Gold Corporation                        42,086               167,016
      Due to related parties (Note 7)                        5,610                53,396
                                                          ---------             ---------
                                                           146,123               343,256
                                                          =========             =========
GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK
      Common stock, $.0001 par value, 100,000,000
       shares authorized (Note 6)
      Issued and outstanding:
      62,745,956((2003 - 52,195,956)common shares            7,205                 6,150
      Additional paid-in capital                        10,050,985             9,618,040
      Deficit accumulated during the exploration stage  (9,949,861)           (9,584,606)
      Accumulated other comprehensive income(loss)          (1,226)                 (115)
                                                         ------------          ------------
                                                           107,103                39,469
                                                         ------------          ------------
                                                      $    253,226            $  203,938
                                                         ===========           ============
The accompanying notes are an integral part of these consolidated financial statements.





                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months            Three Months       September 13, 1993
                                              ended                   ended            (inception) to
                                         March 31, 2004          March 31, 2003        March 31, 2004,
                                         -----------------       -----------------   --------------------
REVENUES

  Processing Fees                        $        -              $          -          $      98,425
  Sale of Oil & Gas Interest                      -                         -                 47,501
  Interest Income                                 -                         -                  2,927
                                           ------------            -----------         -------------
                                                  -                         -                148,853

GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising and marketing                       -                         -                 55,305
  Consulting fees                           127,042                   124,092              1,860,426
  Consulting fees-stock based compensation        -                         -                617,969
  Loss on settlement of debt (Note 6)       163,000                    50,000                302,500
  Depreciation                                  114                     1,066                 31,159
  Exploration costs (Note 4)                 14,362                         -                 52,562
  Investor relations                         12,292                     7,292                430,224
  Management fees                             8,000                   106,300                354,654
  Office and general                         11,793                     9,363                313,221
  Professional fees                          25,322                    16,613                388,790
  Travel and accommodation                    2,514                       382                155,779
  Wages and benefits                        108,409                     3,439                217,505
  Website development costs                       -                     4,059                345,682
  Write-down of URLs                              -                    35,188              1,659,192
  Write-down of technology license                -                         -              2,055,938
  Write-off of other assets                       1                         -                145,186
                                          -----------               -----------           -----------
                                            364,440                   319,167              8,959,093
                                          -----------               -----------           -----------
LOSS BEFORE THE FOLLOWING:                 (365,255)                 (319,167)            (8,959,908)
EUITY LOSS FROM AVALON GOLD CORP.                 -                         -             (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON                -                         -               (313,301)
GAIN (LOSS) ON SALE OF SECURITIES              (815)                        -                (26,127)
DILUTION GAIN-LEGACY                              -                         -                334,087
MINORITY INTEREST IN LEGACY'S' LOSS               -                         -                479,978
                                         ------------              ------------          ------------
NET LOSS FOR THE YEAR                  $   (365,255)             $   (319,167)          $ (9,729,883)
                                        =============             ==============         ============

BASIC NET LOSS PER SHARE               $      (0.00)             $      (0.01)
                                        =============             ==============
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                      60,516,285                24,337,581
                                        =============             ==============


The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Three Months            Three Months        September 13, 1993
                                                              ended                   ended             (inception) to
                                                         March 31, 2004          March 31, 2003         March 31, 2004,
                                                         -----------------       -----------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                               $   (365,255)        $     (319,167)         $    (9,729,883)
    Adjustments to reconcile net loss to
    net cash from operating activities:
    depreciation                                                   114                  1,066                   31,159
    non-cash consulting fees                                   127,042                124,092                1,644,916
    loss on settlement of debt                                 163,000                 50,000                  302,500
    non-cash management fees                                     8,000                 10,000                  242,000
    non-cash investors relations fees                           12,292                  7,292                  351,452
    non-cash professional fees                                  20,000                      -                   35,000
    stock-based compensation                                         -                 90,300                  617,969
    non-cash component of URL write-down                             -                      -                1,214,192
    non-cash exploration costs                                       -                      -                   27,000
    write-down of technology license                                 -                      -                2,055,938
    write-off of website development costs                           -                      -                  126,876
    equity loss from Avalon Gold Corporation                         -                      -                1,394,280
    write down of investment in Avalon Gold Corporation              -                      -                  313,301
    (gain)/loss on sale of securities                             (815)                     -                   24,497
    dilution gain-Legacy                                             -                      -                 (334,087)
    minority interest in Cardstakes'loss                             -                      -                 (479,978)
                                                            ------------           ------------             ------------
                                                               (35,622)               (36,417)              (2,162,868)
    net changes in working capital items                        17,855                  9,707                  469,930
                                                            ------------           ------------             ------------
CASH USED IN OPERATING ACTIVITIES                              (17,737)               (26,710)              (1,692,938)
                                                            ------------           ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                                          -                      -                  (75,000)
    Technology license                                               -                      -                 (135,938)
    Acquisition of furniture and equipment                           -                      -                  (32,696)
    Website development costs                                        -                      -                 (126,876)
    Other intangible assets                                          -                      -                   (5,189)
    Proceeds from sale of shares of Avalon Gold Corp.            7,185                      -                   99,201
    Cash acquired on acquisition of Legacy Mining Ltd.               -                      -                  209,955
                                                             ------------           ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES                             7,185                      -                  (66,543)
                                                             ------------           ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances (to) from related parties                           7,090                 26,583                  169,809
Net proceeds from sale of common stock                               -                      -                1,590,000
                                                             ------------           ------------             ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                   7,090                 26,583                1,759,809
                                                             ------------           ------------             ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (3,462)                 (127)                      328

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     3,790                     1                         -
                                                             ------------           ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $        328         $         126           $           328
                                                             ============           ============             ============
SUPPLEMENTAL CASH FLOW INFORMATION (see Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN SPIRIT MINERALS LTD.
                         (formerly 2U Online.com, Inc.)
                         (an exploration stage company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at March 31, 2004 had working capital of $62,895. The Company and its subsidiaries are in the exploration stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-
B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

                                                 Three Months ended         Three Months ended
                                                    March 31, 2004             March 31, 2003
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (365,255)            $  (319,167)
SFAS 123 compensation expense           Pro-forma         (7,900)                (29,700)
                                                      -------------          -------------
Net loss for the period                 Pro-forma       (373,155)            $  (348,867)
                                                      ============          ==============
Pro-forma basic net loss per share      Pro-forma    $     (0.00)            $     (0.04)
                                                      ============          =============

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

During the three months ended March 31, 2004, the Company sold 50,000 shares of Avalon for net proceeds of $7,185 and realized a loss of $815. Effective March 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,111 which was recorded as other comprehensive income for the year.

As at March 31, 2004 the Company owns 12,351 shares of Avalon's common stock.

NOTE 4 - INVESTMENT IN ESTER CREEK MINERAL PROPERTY

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of March 31, 2004, five monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. Prior to entering into a contract to perform work on the property, the Company intends to have an independent engineering report prepared which will recommend the amount required to conduct an exploration program on the property and will form the terms of the proposed contract.

The Company will be required to perform work on all claims to keep them in good standing and management currently plans to spend approximately $100,000 developing the Mining Claims in the next year.

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

On January 10, 2003, the Company entered into agreements with:

1. Compte de Sierge Accomodative Corp., a private company, for a two and one-half year term, whereby Compte will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock(issued). The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in Europe.

2. Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, for a two and one-half year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock (issued). The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in North and South America.

3. Inter-Orient Investments Ltd., a private company controlled by a significant shareholder, for a two year term, whereby Inter-Orient will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock(issued). The investment banker will provide access to investors and ongoing funding for the Company's investments.

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

The value of these service contracts is amortized over the respective contract periods. During the three months ended March 31, 2004, a total of $46,333 was charged to operations.

At March 31, 2004 the prepaid portion of the above described service contracts totaled $242,298 of which $199,500 is current and will be charged to operations in 2004 and 2005.

NOTE 6 -- CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $.0001 per share.

On January 14, 2004 the Company issued a total of 8,150,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totalling $163,000. Of the 8,150,000 common shares issued, 2,500,000 were issued to two directors and 1,000,000 were issued to one employee for professional fees. The fair value of the shares issued exceeded the outstanding debts by an amount of $163,000, which has been recorded as a loss on settlement of debt.

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two a year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company's common stock. (See Note 3)

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two year term, whereby this company will provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company's common stock. (See Note 3)

On January 10, 2004 the Company entered into agreements with two individual consultants with one year terms, whereby these individuals will provide consulting services with respect to the Company's mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company's common stock. ( See Note 3 ).

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt as disclosed above. On March 22, 2004 400,000 stock option shares were granted to an employee at $0.02 per share. The 400,000 options were exercised on March 26, 2004 for proceeds of $8,000. A fair value of $7,900 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229% and are recorded on a pro-forma basis in the Company's first quarter of 2004.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, the Company issued 2,500,000 shares to two directors for outstanding management fees totalling $50,000 and 1,000,000 shares to one employee for outstanding professional fees.

During the three months ended March 31, 2004, companies controlled by significant shareholders earned $ 31,542 (2003 - $26,333) pursuant to an investment banking services contracts (See Note 5).

During the three months ended March 31, 2004, a company controlled by an employee earned $2,083 (2003-$2,083) companies controlled by significant shareholders earned $ 10,208 (2003 - $Nil) pursuant to investor relations services contracts (See Note 5).

At March 31, 2004 a total of $42,086 (2003 - $181,719) is owing to Avalon Gold Corporation for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2004 a total of $7,290 (2003 - $Nil) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2004, a total of $5,610 (2003 - $13,446) is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

During the three months ended March 31, 2004, the Company incurred expenses for office rent of $4,735 (2003 - $4,135) to a Company controlled by an employee.

See Notes 5 and 6.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended March 31, 2004, the Company issued 2,000,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $100,000 (Refer to Note 5).

During the quarter ended March 31, 2004, the Company issued 8,150,000 shares with a fair value of $326,000 in settlement of $93,000 of consulting fees and $20,000 of professional fees incurred in the first quarter of 2004 and $50,000 of directors salaries payable.

During the quarter ended March 31, 2004 a total of 400,000 stock options were exercised in exchange for the settlement of $8,000 of debt.

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

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in mineral properties and oil and natural gas producing properties.

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

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the three months ending March 31, 2004.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the three months ending March 31, 2004.

Our former Subsidiary- Legacy Mining Ltd. (formerly Cardstakes.com)

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

2. On December 31, 2003 Legacy issued shares of its capital stock in order to settle $122,988 owing to Avalon Gold Corporation and $106,000 of the Company's debt, and to acquire a mineral property interest with a fair value of $2,000. These transactions resulted in a further decrease of the Company's ownership of Legacy from 9% to 4%.

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

During 2003 the Company bought 303,750 shares of Avalon for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $38,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115, which was recorded as other comprehensive income for the year.

During the three months ended March 31, 2004, the Company sold 50,000 shares of Avalon for net proceeds of $7,185 and realized a loss of $815. Effective March 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,111,which was recorded as other comprehensive income for the year.

As at March 31, 2004 the Company owns 12,351 shares of Avalon's common stock.

Ownership Interests. The following chart specifies our stock ownership at March 31, 2004:

Percent Ownership          Entity                    Nature of Ownership
------------------      ------------              ----------------------
     4.82%              Legacy Mining Ltd.      513,376 Shares of Common Stock
     0.09%              Avalon Gold Corporation  12,351 Shares of Common Stock

Our Mineral Property

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). ). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of March 31, 2004, five monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. Prior to entering into a contract to perform work on the property, the Company intends to have an independent engineering report prepared which will recommend the amount required to conduct an exploration program on the property and will form the terms of the proposed contract.

The Company will be required to perform work on all claims to keep them in good standing and management currently plans to spend approximately $100,000 developing the Mining Claims in the next year.

Liquidity and Capital Resources.  For the three months ended March 31,
2004, we had total assets of $253,226 including $328 in cash, $1,035 in accounts receivable, $7,290 due from Legacy Mining Ltd.,$865 in available for sale securities, and $199,500 represented by the current portion of prepaid service contracts. We also held $42,798 for prepaid service contracts, and $1,410 in depreciated furniture and equipment. The cash and equivalents constitute our present sources of liquidity. At March 31, 2004, we had total current liabilities of $146,123 of which $98,427 was represented by accounts payable and accrued liabilities, $42,086 due to Avalon Gold Corporation and $5,610 was due to related parties. At March 31, 2004, we had $209,018 in current assets and $146,123 in total current liabilities. At March 31, 2004, current assets exceeded current liabilities by $62,895.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the three months ended March 31, 2004, we had $364,440 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2003 were $319,167. The increase in operating expenses was primarily due to a loss on settlement of debt. Net losses from operations for the three months ending March 31, 2004, were $365,255 being the general and administrative expenses of $364,440 and $815 loss on sale of securities. Our net loss for the corresponding period in 2002 was a comparative $319,167. We have incurred net losses of $9,729,883 since our inception on September 13, 1993.

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

ITEM 3. Controls and Procedures


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


Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

On January 10, 2004, the Company entered into agreements with:

1. J & S Overseas Holdings Ltd., a private company controlled by a significant shareholder, for a two year term, whereby J & S will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,000,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments. (See Exhibit 10-1)

2. 1063244 Alberta Ltd., a private company controlled by a significant shareholder, for a two year term, whereby 1063244 Alberta will provide investor relations services to the Company (valued at $40,000) in exchange for 800,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases. (See Exhibit 10-2)

3. Two individual consultants, for a one year term, whereby they will provide consulting services to the Company with respect to its mineral exploration and development (valued at $10,000) in exchange for a total of 200,000 restricted shares of the Company's common stock. (See Exhibits 10-3 and 10-4)

On January 14, 2004 the Company issued a total of 8,150,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $163,000. Of the 8,150,000 common shares issued, 2,500,000 were issued to two directors and 1,000,000 were issued to one employee for professional fees. The fair value of the shares issued exceeded the outstanding debts by an amount of $163,000, which has been recorded as a loss on settlement of debt.

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt as disclosed above. On March 22, 2004 400,000 stock option shares were granted to an employee at $0.02 per share. The 400,000 options were exercised on March 26, 2004 in exchange for the settlement of $8,000 in debt.


Item 3.  Defaults Upon Senior Securities
None.


Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management



Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1358 W. Georgia St              50,000                  0.08%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                 50,000                  0.08%
                     West Vancouver, BC V7S 2S6

Directors' Compensation.  During the three months ended March 31, 2004, the
Company issued 2,500,000 shares to two directors for outstanding management fees at December 31, 2003 totaling $50,000.


Stock Based Compensation. During the three months ended March 31, 2004, $Nil (2003 - $90,300 ) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model. We do expect further stock based compensation in 2004.

B. Security Ownership of Certain Beneficial Holders of ten percent or more



Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         CEDE & Co. (1)
                    The Depository Trust Co.
                    P.O. Box 222 Bowling Green Station
                    New York, New York 10274               51,394,722          81.90%


 (1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.

During the three months ended March 31, 2004, the Company issued 2,500,000 shares to two directors for outstanding management fees totaling $50,000 and 1,000,000 shares to one employee for outstanding professional fees.

During the three months ended March 31, 2004, companies controlled by significant shareholders earned $ 31,542 (2003 - $26,333) pursuant to an investment banking services contracts (See Note 5).

During the three months ended March 31, 2004, a company controlled by an employee earned $2,083 (2003-$2,083) companies controlled by significant shareholders earned $ 10,208 (2003 - $Nil) pursuant to investor relations services contracts (See Note 5).

At March 31, 2004 a total of $42,086 (2003 - $181,719) is owing to Avalon Gold Corporation for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

At March 31, 2004 a total of $7,290 (2003 - $Nil) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

At March 31, 2004, a total of $5,610 (2003 - $13,446) is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specific terms of repayment.

During the three months ended March 31, 2004, the Company incurred expenses for office rent of $4,735 (2003 - $4,135) to a Company controlled by an employee.

C. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


                     March 31, 2004  December 31, 2002  December 31, 2001
                   -----------------------------------------------------
Property and
Cash Equivalents        $328.00       $3,790.00           $1


We define cash equivalents as all highly liquid investments with a maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)     Exhibits

Exhibit
No.      Descriptions
-------------------------
10.1 - Agreement between us and J&S Overseas Holdings Ltd.

10.2 - Agreement between us and 1063244 Alberta Ltd.

10.3 - Agreement between us and Eugene Larabie.

10.4 - Agreement between us and Rodney Blakestad.

31.1  Rule 13a-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1  Certification Pursuant to 18 U.S.C. Section 1350 Chief Executive Officer

32.2  Certification Pursuant to 18 U.S.C. Section 1350 Chief Financial Officer.

(ii)   Reports on Form 8-K
       None


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 17, 2004.

Golden Spirit Minerals Ltd.,
a Delaware corporation

          /s/: R. Klein
By:   ______________
          Robert Klein
Its:     President