Form 10QSB
period 2004-06-30
GOLDEN SPIRIT MINERALS LTD
filed 2004-08-16
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED

                                 June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2004, there were 74,945,956 shares of the issuer's $.0001 par value common stock issued and outstanding.
==============================================================================

INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F-13

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

Item 1.   Legal Proceedings..........................................................9

Item 2.   Changes in Securities and Use of Proceeds................................. 9

Item 3.   Defaults Upon Senior Securities............................................9

Item 4.   Submission of Matters to a Vote of Security Holders........................10

Item 5.   Other Information......................................................... 11

Item 6.   Exhibits and Reports on Form 8-K...........................................12

SIGNATURES...........................................................................12

======================================================================================


ITEM 1- FINANCIAL STATEMENTS




                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Exploration Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       June 30, 2004         December 31, 2003
                                                     ------------------      -----------------
ASSETS
CURRENT ASSETS
      Cash                                              $   32,109           $     3,790
      Accounts receivable                                    1,374                    15
      Due from Legacy Mining Ltd. (Note 6)                   7,804                     -
      Available for sale securities                            865                 9,976
      Current portion of prepaid Service Contract(Note 4)  173,465               144,500
                                                            ------                ------
                                                           215,617               158,281

PREPAID SERVICE CONTRACTS (Note 4)                          22,500                44,132
FURNITURE AND EQUIPMENT, net of depreciation                 1,296                 1,524
OTHER INTANGIBLE ASSETS                                          -                     1
                                                          ---------            -----------
                                                        $  239,413           $   203,938
                                                          =========            ==========

LIABILITIES
CURRENT
      Accounts payable and accrued liabilities          $   97,774           $    97,415
      Due to Avalon Gold Corporation                        43,701                42,286
      Due to related parties (Note 6)                       21,294                24,768
                                                          ---------             ---------
                                                           162,769               164,469
                                                          =========             =========
GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK
      Common stock, $.0001 par value, 100,000,000
       shares authorized (Note 5)
      Issued and outstanding:
      74,945,956((2003 - 52,195,956)common shares            8,425                 6,150
      Additional paid-in capital                        10,213,865             9,618,040
      Deficit accumulated during the exploration stage (10,244,420)           (9,584,606)
      Obligation to issue shares (note 4)                  100,000                     -
      Accumulated other comprehensive income(loss)          (1,226)                 (115)
                                                         ------------          ------------
                                                           107,103                39,469
                                                         ------------          ------------
                                                      $    239,413           $  203,938
                                                         ===========           ============
The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Exploration Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months  Three Months     Six Months    Six Months      September
                                           ended June    ended June      ended June    ended June      13, 1993
                                            30, 2004      30, 2003        30, 2004      30, 2003      (Inception)
                                                                                                      to June 30,
                                                                                                         2004
                                          -----------     -----------      --------      --------     ----------
REVENUES
        Processing Fees                  $         -     $          -      $     -       $     -     $    98,425
        Sale of Oil & Gas Interest                 -                -            -             -          47,510
        Interest Income                            -                -            -             -           2,927
                                         ------------    ------------      ---------     ---------  -------------
                                                   -                -            -             -         148,853
                                         ------------    ------------      ---------     ---------  --------------
GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing                  -                -            -             -          55,305
        Consulting fees                       73,041          167,341      200,083       291,433       1,933,467
        Consulting fees- Stock-based
          compensation                        42,100           80,400       42,100       170,700         660,069
        Loss on settlement of debt                 -               -       163,000        50,000         302,500
        Depreciation                             115            1,065          229         2,131          31,274
        Exploration cost                     115,547                -      125,909             -         164,109
        Investor relations                    49,791           19,791       62,083        27,083         453,015
        Management fees                            -            6,000        8,000        22,000         354,654
        Office and general                     9,255            8,445       21,048        17,808         322,476
        Professional fees                      5,587           33,896       30,909        50,509         394,377
        Travel and accommodation               3,123            2,545        5,637         2,927         158,902
        Wages and benefits                         -              100            -         4,159         217,505
        Website development costs                  -                -            -             -         345,682
        Write-down of URLs                         -                -            1             -       1,659,192
        Write-down of technology license           -                -            -             -       2,055,938
        Write-off of other assets                  -                -            -             -         145,186
                                             --------        --------     --------      --------       ---------
                                             294,559          319,583      658,999       638,750       9,253,652
                                             --------        --------     --------      --------       ---------
LOSS BEFORE THE FOLLOWING:                  (294,559)        (319,583)    (658,999)     (638,750)     (9,104,799)
EQUITY LOSS FROM AVALON                            -                -            -             -      (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON                 -                -            -             -        (313,301)
GAIN ON SALE OF SECURITIES                         -                -         (815)            -         (26,127)
DILUTION GAIN-LEGACY'S LOSS                        -                -            -             -         334,087
MINORITY INTEREST IN LEGACY'S LOSS                 -                -            -             -         479,978
                                           ------------    ------------   -----------   -----------  -------------
NET LOSS FOR THE PERIOD                 $   (294,559)    $   (319,583)   $ (659,814)  $ (638,750)  $ (10,024,442)
                                           ============    ============   ===========   ===========  =============

BASIC NET LOSS PER SHARE                $      (0.00)    $      (0.01)   $    (0.01)  $    (0.02)
                                           ============    ============   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                       65,577,824        28,494,561    63,047,056   27,206,016



The accompanying notes are an integral part of these consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (Formerly 2U Online.Com, Inc.)
                         (A Exploration Stage Company)
                 INTERIM  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                              September 13,
                                                                 Six Months ended      Six Months ended       1993 (inception)
                                                                     June 30,               June 30,           to June 30,
                                                                       2004                   2003                2004
                                                                  ------------           ------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                $    (659,814)        $   (638,750)       $    (10,024,422)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                      228                2,131                31,273
        non-cash consulting fees                                      200,084              291,433             1,717,958
        loss on settlement of debt                                    163,000               50,000               302,500
        non-cash management fees                                        8,000               10,000               242,000
        non-cash investors relations fees                              47,583               27,083               386,743
        non-cash professional fees                                     20,000               36,500                56,500
        stock-based compensation                                       42,100              170,000               660,069
        non-cash component of URL write-down                                1                    -             1,214,193
        non-cash exploration costs                                    100,000                    -               127,000
        write-down of technology license                                    -                    -             2,055,938
        write-off of website development costs                              -                    -               126,876
        equity loss from Avalon                                             -                    -             1,394,280
        write down of investment in Avalon                                  -                    -               313,301
        loss (gain) on sale of securities                                 815                    -                26,127
        dilution gain-Legacy                                                -                    -              (334,087)
        minority interest in Legacy's loss                                  -                    -              (479,978)
                                                                  ------------           ----------           ------------
                                                                      (78,003)             (50,903)           (2,205,249)
        net changes in working capital items                           (1,000)            (192,160)              451,045
                                                                  ------------           ----------           ------------
CASH USED IN OPERATING ACTIVITIES                                    (243,063)            (243,063)           (1,824,557)
                                                                  ------------           ----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposit                                                             -                    -               (75,000)
        Technology license                                                  -                    -              (135,938)
        Acquisition of furniture and equipment                              -                    -               (32,696)
        Website development costs                                           -                    -              (126,876)
        Other intangible assets                                             -                    -                (5,189)
        Proceeds from sale of shares of Avalon Gold Corp.               7,185                    -                99,201
        Cash acquired on acquisition of Legacy Mining Ltd. .                -                    -               209,955
                                                                   ------------          -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                    7,185                    -               (66,543)
                                                                   ------------          -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Bank Ocerdraft                                                      -                  276                     -
        Net Advances (to) from related parties                        (40,137)              72,736               202,856
        Net proceeds on sale of common stock                           60,000              170,050             1,650,000
                                                                   ------------          -----------          ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                        100,137              243,062             1,852,856
                                                                   ------------          -----------          ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       28,319                  (1)                32,109

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,790                   1                      -
                                                                   ------------            ---------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $       32,109        $          -         $       32,109
                                                                   ============            =========           ============

Supplemental cash flow information( See Note 7)

The accompanying notes are an integral part of these interim consolidated financial statements.


                          GOLDEN SPIRIT MINERALS LTD.
                         (formerly 2U Online.com, Inc.)
                         (an exploration stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2004
                                  (Unaudited)


NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception. The Company and its subsidiaries are in the exploration stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-
B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:


                                                  Six months ended     Six months ended
                                                   June 30, 2004        June 30, 2003
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (659,814)          (638,750)
SFAS 123 compensation expense           Pro-forma        (41,100)          (110,100)
                                                      -------------     -------------
Net loss for the period                 Pro-forma       (700,914)          (748,850)
                                                      ============      ==============
Pro-forma basic net loss per share      Pro-forma    $     (0.01)         $   (0.08)
                                                      ============      =============


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

NOTE 3 - INVESTMENT IN MINERAL PROPERTIES

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of June 30, 2004, eight monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at an estimated cost of $12,000. A Phase II work program based on the results of Phase I will be determined and the amount required to conduct a Phase II exploration program is estimated between $60,000 and $100,000.

Blue Doe and June Ellen

On June 9, 2004 the Company entered into an agreement with Walter Doyle ("Doyle"), to acquire from Doyle 95% ownership of the Blue Doe Gold Prospect and the June Ellen Gold Prospect (the "Prospects) located in the northern part of the Ravenswood Batholith in Queensland, Australia for:

1. $1,000 (paid) plus 5,000,000 restricted Rule 144 shares of common stock (valued at $100,000),which have not been issued to date and are recorded as an obligation to issue shares at June 30, 2004;

2. 5,000,000 restricted Rule 144 shares of common stock on September 9, 2004;

3.      10,000,000 restricted Rule 144 shares of common stock on November 9,
2004; and 4.      a work commitment of $200,000 over a period of two years based on a work program to be mutually agreed upon.

Under the terms of the agreement Doyle retains a 5% non-assessable interest in the Prospects. The Prospects consist of 19 sub blocks covering an area of 19 square miles registered within the EPM 14454 M.

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

2. 1063244 Alberta Ltd., a private company controlled by a significant shareholder, for a two year term, whereby 1063244 Alberta will provide investor relations services to the Company (valued at $40,000) in exchange for 800,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and

3. generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

4. Two individual consultants, for a one year term, whereby they will provide consulting services to the Company with respect to its mineral exploration and development (valued at $10,000) in exchange for a total of 200,000 restricted shares of the Company's common stock.

The value of these service contracts is amortized over the respective contract periods. During the six months ended June 30, 2004, a total of $92,667 was charged to operations.

At June 30, 2004 the prepaid portion of the above described service contracts totaled $195,965 of which $173,465 is current and will be charged to operations over the next twelve months. The long term portion will be charged to operations by the end of 2006.

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

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two a year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company's common stock. (See Note 4)

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two year term, whereby this company will provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company's common stock. (See Note 4)

On January 10, 2004 the Company entered into agreements with two individual consultants with one year terms, whereby these individuals will provide consulting services with respect to the Company's mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company's common stock. ( See Note 4 ).

On June 17, 2004 the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totalling $62,000.

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt as disclosed above. On March 22, 2004, 400,000 stock option shares were granted to an employee at $0.02 per share. The 400,000 options were exercised on March 26, 2004 in settlement of a debt in the amount of $8,000. A fair value of $7,900 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229% and are recorded on a pro-forma basis in the Company's first quarter of 2004.

On May 21, 2004, 2,600,000 options were granted at $.01 per share, 1,400,000 to
an employee and two directors and 1,200,000 to consultants.   A total fair value
of $25,800 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $11,900 has been expensed and the value of the employee and directors options, being $13,900, has been recorded on a pro-forma basis during the period. All of the 2,600,000 options were exercised on May 28, 2004 for proceeds of $26,000.

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 6,200,000 shares of common stock for debt as disclosed above.

On June 3, 2004 , 5,000,000 stock option shares were granted at $0.01 per share, 3,650,000 shares to consultants and 1,350,000 shares to employees. A total fair value of $49,500 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $30,200, has been expensed in the period. The value of the employees' options, being $19,300, has been recorded on a pro-forma basis during the period. In June, 2004, 3,400,000 of these options were exercised for proceeds of $34,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004, the Company issued 2,500,000 shares to two directors for outstanding management fees totalling $50,000 and 1,000,000 shares to one employee for outstanding professional fees totalling $20,000.

During the six months ended June 30, 2004, companies controlled by significant shareholders earned $63,084 (2003 - $52,666) pursuant to an investment banking services contracts (See Note 5).

During the six months ended June 30, 2004, a company controlled by an employee earned $4,166 (2003-$4,166) companies controlled by significant shareholders earned $ 10,208 (2003 - $Nil) pursuant to investor relations services contracts (See Note 5).

At June 30, 2004 a total of $43,701 (2003 - $182,514) is owing to Avalon Gold Corporation for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2004 a total of $7,804 (2003 - $Nil) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and will be repaid on or before December 31, 2004. Legacy Mining Ltd. currently has filed and application with the U.S. Securities and Exchange Commission for trading on the pink sheets.

At June 30, 2004, a total of $21,294 (2003 - $24,407) is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

During the six months ended June 30, 2004, the Company incurred expenses for office rent of $9,333 (2003 - $8,532) to a Company controlled by an employee.

Refer to Notes 4 and 5.

NOTE 7  SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2004, the Company issued 2,000,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $100,000. (Refer to Note 5).

During the six months ended June 30, 2004, the Company issued 8,150,000 shares with a fair value of $326,000 in settlement of $93,000 of consulting fees and $20,000 of professional fees incurred in the first quarter of 2004 and $50,000 of directors salaries payable.

During the six months ended June 30, 2004, the Company issued 6,200,000 shares with a fair value of $62,000 in settlement of $62,000 of consulting fees incurred in the second quarter of 2004.

During the six months ended June 30, 2004 a total of 400,000 stock options were exercised in exchange for the settlement of $8,000 of debt.

The Company has recorded a $100,000 obligation to issue 5,000,000 shares of restricted common stock in connection wih the Blue Doe and June Allen property acquisitions.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, a total of 1,600,000 shares of common stock were issued at a price of $.01 per share for proceeds of $16,000 on the exercise of incentive stock options.

Subsequent to June 30, 2004, a total of 1,300,000 shares of common stock previously issued for consulting services to be rendered in the amount of $13,000 were returned to treasury and cancelled

ITEM 2.         Plan of Operation

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 8,2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM".

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

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the three months ending June 30, 2004.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the three months ending June 30, 2004.

Our former Subsidiary-Legacy Mining Ltd. (formerly Cardstakes.com)

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

The culmination of the above transactions has resulted in a reduction of the Company's interest in Legacy from 59% to 4%. As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain. The net dilution gain on the reduction in interest ownership of Legacy was $334,087. Commencing January 1, 2004 the Company will account for its investment in Legacy at cost. Effective June 30, 2004 the Company's carrying value of its investment in Legacy is $865.

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

During the three months ended March 31, 2004, the Company sold 50,000 shares of Avalon for net proceeds of $7,185 and realized a loss of $815. Effective March 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,111,which was recorded as other comprehensive income. No shares of Avalon were sold during the second quarter ended June 30, 2004.

As at June 30, 2004 the Company owns 12,351 shares of Avalon's common stock.

Ownership Interests. The following chart specifies our stock ownership at June 30, 2004:

Percent Ownership          Entity                    Nature of Ownership
------------------      ------------              ----------------------
     4.82%              Legacy Mining Ltd.      513,376 Shares of Common Stock
     0.08%              Avalon Gold Corporation  12,351 Shares of Common Stock


Our Mineral Properties:

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an
area of approximately 2,320 acres (4 square miles).   In October 2003 the
Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of June 30, 2004, eight monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to
supervise and perform certain work programs.   The Company had an independent
engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at an estimated cost of $12,000. A Phase II work program based on the results of Phase I will be determined and the amount required to conduct a Phase II exploration program is estimated between $60,000 and $100,000. The Phase I exploration program will be conducted in the third quarter of 2004 and will consist of the following:

- sampling and mapping the altered bedrock fragments found in tailing pipes on the eastern margin of the claim group

- examining and sampling the intrusive rock located on the south slope to Ester Creek in section 11-12

- mapping geology on north facing slope in central Section 12 which is underlain by a magnetic low field

- examining and sampling as appropriate the WSW linear feature on Hill 1516, Section 11

- collecting heavy mineral concentrate from lower-most Moose Gulch and testing for skarn-type minerals suggested to be present by the magnetic high field in the vicinity

- examining and resampling previously reported gold anomaly in Section 11 on the NB-2 claim

-       mapping bedrock and colluvium on uppermost Ester Creek

This work program is specifically targeted toward showing the occurrence of gold values in possible lode sources, an important step in determining future exploration.

The Company will be required to perform work on all claims to keep them in good standing and management currently plans to spend approximately $100,000 developing the Mining Claims in the next year.

Blue Doe and June Ellen Prospects

On June 9, 2004 the Company entered into an agreement with Walter Doyle ("Doyle"), to acquire from Doyle 95% ownership of the Blue Doe Gold Prospect and the June Ellen Gold Prospect (the "Prospects) located in the northern part of the Ravenswood Batholith in Queensland, Australia for:

1. $1,000 (paid) plus 5,000,000 restricted Rule 144 shares of common stock (valued at $100,000), which have not been issued to date and are recorded as an obligation to issue shares at June 30, 2004;

2. 5,000,000 restricted Rule 144 shares of common stock on September 9, 2004;

3. 10,000,000 restricted Rule 144 shares of common stock on November 9, 2004; and

4. a work commitment of $200,000 over a period of two years based on a work program to be mutually agreed upon.

Under the terms of the agreement Doyle retains a 5% non-assessable interest in the Prospects. The Prospects consist of 19 sub blocks covering an area of 19 square miles registered within the EPM 14454 M.

The Batholith area has been host to gold mineralization and has yielded at least 280 tonnes of gold of which 45 tonnes has been produced since 1974.The Blue Gold and June Ellen Gold Prospects consist of a number of quartz ribs with an en-echelon pattern hosted by a fractured pink granite (Square Post Granite) with intervening sections between the ribs containing an ill defined network of quartz veins. The free quartz veins contain the gold mineralization, which in part is accompanied by recognizable pyrite cubes and galena

Liquidity and Capital Resources.        As at June 30, 2004, we had total assets
of $239,413 including $32,109 in cash, $1,374 in accounts receivable, $7,804 due from Legacy Mining Ltd.$865 in available for sale securities, and $173,465 represented by the current portion of prepaid service contracts. We also held $22,500 for prepaid service contracts, and $1,296 in depreciated furniture and equipment. The cash constitutes our present source of liquidity. At June 30, 2004, we had total current liabilities of $162,769 of which $97,774 was represented by accounts payable and accrued liabilities, $43,701 was due to Avalon Gold Corporation and $21,294 was due to related parties. At June 30, 2004, we had $215,617 in current assets and $162,769 in total current liabilities. At June 30, 2004, current assets exceeded current liabilities by $52,848.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the three months ended June 30, 2004, we had $294,559 in general and administrative expenses including, but not limited to, expenses for exploration costs, consulting fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2003 were $319,583. The decrease in operating expenses was primarily due to a reduction in consulting fees. Net losses from operations for the three months ending June 30, 2004, were $294,559 being the general and administrative expenses. Our net loss for the corresponding period in 2003 was $319,583, largely due to higher consulting fees. We have incurred net losses of $10,244,420 since our inception on September 13, 1993.

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

We do anticipate certain expenditures within the next 12 months for our mineral property in Ester Creek, Alaska and our mineral property in Australia (See Part I above). We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

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




PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities.

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan and 8,150,000 shares of common stock for debt (issued in first quarter).

Of the 3,000,000 stock options granted, 400,000 options were exercised in the first quarter in settlement of a debt in the amount of $8,000. The remaining 2,600,000 options were exercised on May 28, 2004 for proceeds of $26,000.

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

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two year term, whereby this company will provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company's common stock..

On January 10, 2004 the Company entered into agreements with two individual consultants with one year terms, whereby these individuals will provide consulting services with respect to the Company's mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company's common stock.

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 6,200,000 shares of common stock for debt . On June 3, 2004 , 5,000,000 stock option shares were granted at $0.01 per share, 3,650,000 shares to consultants and 1,350,000 shares to employees In June, 2004, 3,400,000 options were exercised for proceeds of $34,000.

On June 3, 2004 (2,600,000) and June 17, 2004 (3,600,000), the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totaling $62,000.

On June 8, 2004, 1,500,000 options were exercised for proceeds of $15,000.

On June 9, 2004, 1,000,000 options were exercised for proceeds of $10,000.

On June 29, 2004,  900,000 options were exercised for proceeds of $9,000.

Subsequent to June 30, 2004, the remainder of the stock options granted, 1,600,000, were exercised for proceeds of $16,000.

Subsequent to June 30, 2004, a total of 1,300,000 shares of common stock previously issued for consulting services to be rendered in the amount of $13,000 were returned to treasury and cancelled.


Item 3.  Defaults Upon Senior Securities
None.


Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management



Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1358 W. Georgia St              50,000                  0.06%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                 50,000                  0.06%
                     West Vancouver, BC V7S 2S6



Directors' Compensation.  During the second quarter ended June 30, 2004, the
Company incurred $Nil in management fees to directors.

Stock Based Compensation. During the second quarter ended June 30, 2004, $42,100
(2003 - $80,400) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model. We do expect further stock based compensation in 2004.


B. Security Ownership of Certain Beneficial Holders of ten percent or more


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         CEDE & Co. (1)
                    The Depository Trust Co.
                    P.O. Box 222 Bowling Green Station
                    New York, New York 10274               57,422,022          76.62%


(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.


C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2004, the Company issued 2,500,000 shares to two directors for outstanding management fees totaling $50,000 and 1,000,000 shares to one employee for outstanding professional fees totaling $20,000.

During the six months ended June 30, 2004, companies controlled by significant shareholders earned $ 63,084 (2003 - $52,666) pursuant to an investment banking services contracts.

During the six months ended June 30, 2004, a company controlled by an employee earned $4,166 (2003-$4,166) companies controlled by significant shareholders earned $ 10,208 (2003 - $Nil) pursuant to investor relations services contracts

At June 30, 2004 a total of $43,701 (2003 - $182,514) is owing to Avalon Gold Corporation for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2004 a total of $7,804 (2003 - $Nil) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2004, a total of $21,294 (2003 - $24,407) is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

During the six months ended June 30, 2004, the Company incurred expenses for office rent of $9,333 (2003 - $8,532) to a Company controlled by an employee.


D. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

                         June 30, 2004  December 31, 2002  December 31, 2001
                        -----------------------------------------------------

                 Cash       $32,109.00       $3,790.00           $1
                         =============== ================   ==============

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)     Exhibits

Exhibit
No.      Descriptions
-------------------------

10.1  Agreement between the Company and Walter Doyle

31.1  Rule 13a-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1  Certification Pursuant to 18 U.S.C. Section 1350 Chief Executive Officer

32.2  Certification Pursuant to 18 U.S.C. Section 1350 Chief Financial Officer.

(ii)   Reports on Form 8-K
       None


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 16, 2004.

Golden Spirit Minerals Ltd.,
a Delaware corporation

          /s/ R. Klein
By:   ------------------
          Robert Klein
Its:      President