Form 10QSB
period 2004-09-30
GOLDEN SPIRIT MINING LTD
filed 2004-11-23
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2004

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number: 0-26101

                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Spirit Minerals Ltd.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2004, there were 80,245,956 shares of the issuer's $.0001 par value common stock issued and outstanding.
==============================================================================

INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation.................2-8

Item 3.   Controls And Procedures....................................................8

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................10

Item 2.   Changes in Securities and Use of Proceeds................................. 10

Item 3.   Defaults Upon Senior Securities............................................10

Item 4.   Submission of Matters to a Vote of Security Holders........................10

Item 5.   Other Information......................................................... 11

Item 6.   Exhibits and Reports on Form 8-K...........................................12

SIGNATURES...........................................................................13

=================================================================================


ITEM 1.	Financial Statements



                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Sprit Minerals Ltd.)
                         (an exploration stage company)

                          CONSOLIDATED BALANCE SHEETS

                                                       September 30, 2004     December 31, 2003
                                                      ------------------      -----------------
ASSETS                                                    (unaudited)
CURRENT ASSETS
        Cash                                               $     393           $     3,790
        Accounts Receivable                                    1,866                    15
        Due from Legacy Mining Ltd. (Note 6)                   8,679                     -
        Available for sale securities                            865                 9,976
        Current portion of prepaid Service Contract(Note 4)  138,381               144,500
                                                             -------                ------
                                                             150,184               158,281

PREPAID SERVICE CONTRACTS (Note 4)                            11,250                44,132
FURNITURE AND EQUIPMENT, net of depreciation                   1,181                 1,524
OTHER INTANGIBLE ASSETS                                            1                     1
                                                            ---------            ----------
                                                           $ 162,615           $   203,938
                                                            =========            ==========

CURRENT LIABILITIES
        Accounts payable and accrued liabilities              91,835                97,415
        Due to Avalon Gold Corporation                        54,861                42,286
        Due to related parties (Note 6)                       48,857                24,768
                                                            ---------             ---------
                                                           $ 195,553               164,469
                                                            =========             =========
GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)(Note 5)
       Authorized  500,000,000 Common stock,
        $.0001 par value, ;
       Issued and outstanding
         80,245,956 (2003 - 52,195,956)                        8,955                 6,150
       Additional paid-in capital                         11,326,335             9,618,040
       Deficit accumulated during the exploration stage  (11,408,970)           (9,584,606)
       Stock dividend payable                                641,968                     -
       Share subscription receivable (Note 7)               (600,000)                    -
       Accumulated other comprehensive income (loss)          (1,266)                 (115)
                                                           ------------          -----------
                                                             (32,938)               39,469

                                                           $ 162,615          $    203,938
                                                           ===========         ============

The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Sprit Minerals Ltd.)
                         (an exploration stage company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                         Cumulative
                                 Three         Three         Nine          Nine             from
                                 Months        Months        Months        Months         January 1,
                                 ended         ended         ended         ended          1996 to
                                September     September      September     September      September
                                30, 2004      30, 2003       30, 2004      30, 2004       30,  2004
                                ----------    ----------    ----------     ----------    ----------
REVENUES
   Processing Fees               $      -   $         -       $      -      $      -    $    98,425
   Sale of Oil & Gas Interest           -             -              -             -         47,510
   Interest Income                      -             -              -             -          2,927
                                 ------------   -----------    ---------    ---------   -------------
                                        -             -              -             -        148,853
                                 ------------   -----------    ---------    ---------   --------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising and marketing            -             -              -             -         55,305
   Consulting fees                 67,474        75,292        267,557       366,725      2,000,941
   Consulting fee-Stock based
       Compensation               510,000        47,800        552,100       218,500      1,170,069
   Loss on settlement of debt           -             -        163,000        50,000        302,000
   Depreciation                       144         1,066            343         3,197         31,388
   Exploration cost(Recovery)
          (Note 3)                (81,477)            -         41,432             -         79,632
   Investor relations              12,292         7,292         74,375        34,375        465,307
   Management fees                  1,000         6,000          9,000        28,000        355,654
   Office and general               8,977         6,255         30,025        24,063        331,453
   Professional fees                3,697         5,313         34,606        55,822        398,074
   Travel and accommodation         3,505             -          9.142         2,927        162,407
   Wages and benefits                   -           250              -         4,409        217,505
   Website development costs            -             -              -             -        346,682
   Write-down of URLs                   -             -              1             -      1,659,193
   Write-down of technology license     -             -              -             -      2,055,938
   Write-off of other assets            -             -              -             -        145,186
                                    --------      -------       --------       -------     ---------
                                   522,582       149,268     1,181,581       788,018      9,776,234

LOSS BEFORE THE FOLLOWING:        (522,582)     (149,268)   (1,181,581)     (788,018)    (9,627,381)
EQUITY LOSS FROM AVALON GOLD CORP.       -             -             -             -     (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON       -             -             -             -       (313,301)
GAIN (LOSS) ON SALE OF SECURITIES        -         3,570          (815)        3,570        (26,127)
DILUTION GAIN-LEGACY                     -             -             -             -        334,087
MINORITY INTEREST IN LEGACY'S LOSS       -             -             -             -        479,978
                                  ------------  -----------  -----------    ----------  -------------
NET LOSS FOR THE PERIOD           (522,582)   $ (145,698)  $(1,182,396)   $  (784,448) $(10,547,024))
                                  ============  ===========  ===========    ==========  =============

BASIC NET LOSS PER SHARE        $    (0.01)   $    (0.00)  $     (0.02)   $    (0.02)
                                  ============  ===========   ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING               75,436,988    38,396,637    67,206,995   32,174,397



The accompanying notes are an integral part of these interim consolidated financial statements.


                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Sprit Minerals Ltd.)
                         (an exploration stage company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                             Cumulative
                                                                 Nine Months ended   Nine Months ended     from January 1,
                                                                   September 30,      September 30,           1996 to
                                                                       2004               2003            September 30,2004
                                                                   ------------        ------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                $   (1,182,396)        $  (784,448)         $   (8,869,209)
        Adjustments to reconcile net loss to
         net cash from operating activities:
        depreciation                                                      343               3,197                 29,979
        non-cash consulting fees                                      221,126             316,725              1,045,717
        loss on settlement of debt                                    163,000              50,000                149,500
        non-cash management fees                                        8,000              10,000                234,000
        non-cash investors relations fees                              59,874              34,375                399,035
        non-cash professional fees                                     20,000              36,500                 36,500
        stock-based compensation                                      552,100             218,500                472,169
        non-cash component of URL write-down                                -                   -              1,214,192
        non-cash exploration costs                                          -                   -                 27,000
        write-down of technology license                                    -                   -              2,055,938
        write-off of website development costs                              -                   -                126,876
        equity loss from Avalon Gold Corporation.                           -                   -              1,394,280
        write down of investment in Avalon Gold Corporation.                -              (3,570)               313,301
        loss (gain) on sale of securities                                 815                   -                 26,127
        dilution gain-Legacy Mining Ltd                                     -                   -               (334,087)
        minority interest in Legacy Mining Ltd.'s loss                      -                   -               (479,978)
                                                                  ------------        ------------           ------------
                                                                     (157,136)           (118,721)            (2,284,382)
     net changes in working capital items                               7,431            (215,225)               444,614
                                                                  ------------        ------------            ------------
CASH USED IN OPERATING ACTIVITIES                                    (164,567)           (333,946)            (1,839,768)
                                                                  ------------        ------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of marketable securities                                   -             (16,150)               (16,150)
        Deposit                                                             -                   -                (75,000)
        Technology license                                                  -                   -               (135,938)
        Acquisition of furniture and equipment                              -                   -                (32,696)
        Website development costs                                           -                   -               (126,876)
        Other intangible assets                                             -                   -                 (5,189)
        Proceeds from sale of shares of Avalon Gold Corp.               7,185               9,840                 99,201
        Cash acquired on acquisition of Legacy Mining Ltd.                  -                   -                209,955
                                                                   ------------        -----------             ------------
CASH FLOWS FROM (USED) INVESTING ACTIVITIES                             7,185             (6,130)                (66,543)
                                                                   ------------        -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Bank Overdraft                                                      -               1,164                      -
        Net Advances (to) from related parties                         77,985              27,292                240,704
        Net proceeds on sale of common stock                           76,000             311,800              1,666,000
                                                                   ------------        -----------             ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                        153,985             340,256              1,906,704
                                                                   ------------        -----------             ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (3,397)                   -                   393

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,790                   -                      -
                                                                   ------------        ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $           393                   -         $          393
                                                                   ============        ============            ============

                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Spirit Minerals Ltd.)
                         (an exploration stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development. On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 19, 2003, the Company changed its name to Golden Spirit Minerals Ltd.

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

Unaudited Interim Financial Statements The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:


                                                  Nine months ended     Nine months ended
                                                  September 30, 2004    September 30, 2004
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $ (1,182,396)         (784,448)
SFAS 123 compensation expense           Pro-forma        (131,100)         (117,100)
                                                      -------------     -------------
Net loss for the period                 Pro-forma      (1,313,496)	   (901,548)
                                                      ============      ==============
Pro-forma basic net loss per share      Pro-forma    $     (0.02)         $   (0.03)
                                                      ============      =============

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

NOTE 3 - INVESTMENT IN MINERAL PROPERTIES

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of September 30, 2004, eleven monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500.

Blue Doe and June Ellen

On June 9, 2004 the Company entered into an agreement with Walter Doyle ("Doyle"), to acquire from Doyle 95% ownership of the Blue Doe Gold Prospect and the June Ellen Gold Prospect (the "Prospects) located in the northern part of the Ravenswood Batholith in Queensland, Australia for:

1.$1,000 (paid) plus 5,000,000 restricted Rule 144 shares of common stock
  (valued at $100,000), which have not been issued to date.

2. 5,000,000 restricted Rule 144 shares of common stock on September 9, 2004;

3. 10,000,000 restricted Rule 144 shares of common stock on November 9, 2004; and

4. a work commitment of $200,000 over a period of two years based on a work program to be mutually agreed upon.

Under the terms of the agreement Doyle retains a 5% non-assessable interest in the Prospects. The Prospects consist of 19 sub blocks covering an area of 19 square miles registered within the EPM 14454 M. Upon further review of the Prospect and terms and conditions outlined in the agreement, the Company has decided not to proceed with the Blue Doe and June Ellen acquisition. The obligation to issue shares previously recorded has been cancelled and reflected in the third quarter.

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

The value of these service contracts is amortized over the respective contract periods. During the nine months ended September 30, 2004, a total of $139,001 was charged to operations.

At September 30, 2004 the prepaid portion of the above described service contracts totaled $149,632 of which $131,384 is current and will be charged to operations over the next twelve months. The long term portion will be charged to operations by the end of 2006.

NOTE 5 - CAPITAL STOCK

The Company's capitalization is 500,000,000 common shares with a par value of $.0001 per share.(See Note 8)

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

On June 3, 2004 , 5,000,000 stock option shares were granted at $0.01 per share, 3,650,000 shares to consultants and 1,350,000 shares to employees. A total fair value of $49,500 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $30,200, has been expensed in the period. The value of the employees' options, being $19,300, has been recorded on a pro-forma basis during the period. As at September 30, 2004, all of the 5,000,000 options were exercised for proceeds of $50,000.

On July 6, 2004, a total of 1,300,000 shares of common stock previously issued for consulting services to be rendered in the amount of $13,000 were returned to treasury and cancelled

On September 27, 2004, 5,000,000 stock option shares were granted at $0.12 per share, 4,250,000 shares to consultants and 750,000 shares to employees. A total fair value of $600,000 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $510,000, has been expensed in the period. The value of the employees' options, being $90,000, has been recorded on a pro-forma basis during the period. As at September 30, 2004, all of the 5,000,000 options were exercised for proceeds of $600,000 were received in full by October 14, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, the Company issued 2,500,000 shares to two directors for outstanding management fees totalling $50,000 and 1,000,000 shares to one employee for outstanding professional fees totalling $20,000.

During the nine months ended September 30, 2004, companies controlled by significant shareholders earned $70,167 (2003 - $78,997) pursuant to an investment banking services contracts (See Note 5).

During the nine months ended September 30, 2004, a company controlled by an employee earned $6,249 (2003-$6,249) and companies controlled by significant shareholders earned $ 15,312 (2003 - $Nil) pursuant to investor relations services contracts .

At September 30, 2004 a total of $54,861 (2003 - $183,138) is owing to Avalon Gold Corporation for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At September 30, 2004 a total of $8,679 (2003 - $Nil) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and will be repaid by December 31, 2004. Legacy Mining Ltd. currently has filed and application for trading on the pink sheets

At September 30, 2004, a total of $48,857 (2003 - $24,407) is owing to two shareholders for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

During the nine months ended September 30, 2004, the Company incurred expenses for office rent of $14,140 (2003 - $12,990) to a Company controlled by an employee. Refer to Notes 4 and 5.

Subsequent to September 30, 2004, a company controlled by a significant shareholder received $73,500 for prepaid consulting fees and a significant shareholder who is a consultant to the Company received $400,000 for prepaid consulting fees for the three month period ended December 31, 2004 and $50,000 for prepaid expenses.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2004, the Company issued 2,000,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $100,000. (Refer to Note 5).

During the nine months ended September 30, 2004, the Company issued 8,150, 000 shares with a fair value of $326,000 in settlement of $93,000 of consulting fees and $20,000 of professional fees incurred in the first quarter of 2004 and $50,000 of directors salaries payable.

During the nine months ended September 30, 2004, the Company issued 6,200,000 shares with a fair value of $62,000 in settlement of $62,000 of consulting fees incurred in the second quarter of 2004.

During the nine months ended September 30, 2004 a total of 400,000 stock options were exercised in exchange for the settlement of $8,000 of debt.

During the nine months ended September 30, 2004 a total of 1,300,000 shares of common stock previously issued for consulting services to be rendered in the amount of $13,000 were returned to treasury and cancelled

The Company has recorded a $641,968 obligation to issue 8,024,596 shares of common stock in connection with the declaration of a ten percent stock dividend. (See Note 8)

The Company has recorded a $600,000 share subscription receivable for the issue of 5,000,000 shares of common stock in connection with the exercise of stock options. This amount was received in full by October 14, 2004.

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2004 , the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company's common stock.

On October 1, 2004, the Company entered into an agreement with an individual, with a six month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company's common stock.

On October 10, 2004, the Company entered into an agreement with Lee Holland ("Holland"), to acquire from Holland 90% ownership of the Second Chance claims (the "Claims") located in the Ester Creek area of Alaska for:

1. $2,000 (paid) plus 100,000 restricted Rule 144 shares of common stock valued at $7,000 (issued).

2. $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000.

Under the terms of the agreement Holland retains a 10% non-assessable interest in the 5 Claims.

NOTE 8 SUBSEQUENT EVENTS

Subsequent to September 30, 2004, the Company effected certain changes to its Articles of Incorporation, filed September 29, 2004, with the State of
Delaware.:

1. Effective at the opening of business October 18, 2004, the Company changed its name to "Golden Spirit Mining Ltd."

2. Effective at the opening of business October 18, 2004, the Company increased its authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock.

3. During the period the Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded the fair value of this stock dividend, being $641,968, as a stock dividend payable as at September 30, 2004. Subsequent to September 30, 2004, the Company issued 8,024,596 shares in payment of this stock dividend.

Subsequent to September 30, 2004, a company controlled by a significant shareholder received $73,500 for prepaid consulting fees and a significant shareholder who is a consultant to the Company received $400,000 for prepaid consulting fees for the three month period ended December 31, 2004 and $50,000 for prepaid expenses.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 8,2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2003, the Company changed its name to Golden Spirit Minerals Ltd. and the trading symbol changed to "GSML".

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

Our Subsidiary - PD Oil & Gas, Inc. Our subsidiary, PD Oil & Gas, Inc., was inactive during the three months ending September 30, 2004.

Our Subsidiary - CardStakes.com Enterprises Ltd. Our subsidiary, CardStakes.com Enterprises Ltd., was inactive during the three months ending September 30, 2004.

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

The culmination of the above transactions has resulted in a reduction of the Company's interest in Legacy from 59% to 4%. As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain. The net dilution gain on the reduction in interest ownership of Legacy was $334,087. Commencing January 1, 2004 the Company will account for its investment in Legacy at cost. Effective September 30, 2004 the Company's carrying value of its investment in Legacy is $865.

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

During the three months ended March 31, 2004, the Company sold 50,000 shares of Avalon for net proceeds of $7,185 and realized a loss of $815. Effective March 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,111,which was recorded as other comprehensive income. No shares of Avalon were sold during the third quarter ended September 30, 2004.

As at September 30, 2004 the Company owns 12,351 shares of Avalon's common stock.

Ownership Interests. The following chart specifies our stock ownership at September 30, 2004:

Percent Ownership   Entity	               Nature of Ownership
-------------------------------------------------------------------------
 4.82%		    Legacy Mining Ltd.	       513,376 Shares of Common Stock
 0.07%		    Avalon Gold Corporation     12,351 Shares of Common Stock

Our Mineral Properties:

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska. Under the terms of the agreement Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an
area of approximately 2,320 acres (4 square miles).   In October 2003 the
Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and will pay a further $3,500 in cash per month for twelve months to acquire the property, as per the agreement. As of September 30, 2004, eleven monthly payments of $3,500 have been made. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to
supervise and perform certain work programs.   The Company had an independent
engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at cost of $5,200. A Phase II work program based on the results of Phase I will be determined and the amount required to conduct a Phase II exploration program is estimated to be $25,000. The Phase I exploration program conducted in the third quarter of 2004 consisted of the following:

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

The Company's geologist, Jim Barker reported the discovery of a strongly altered, sheared and crushed quartz vein zone associated with an altered felsic dike in an area of old prospect trenches in Section 12 of the program area. This strong structure, open at both ends and to depth, contains potentially economic gold mineralization. Fire-assay results across 10.5 feet of the structure returned a weighted average of 2.11 ounces of gold per ton from the following contiguous channel samples:


       	 Width	                                             *Fire-Assay  Width
Sample  (Inches)   Description                                Au (ppm)    x ppm
---------------------------------------------------------------------------
FE 1517	36.0	Hanging Wall; Quartz vein system & gouge	138.0   4,968.0
FE 1518	36.0	Central Zone; Sheared vein quartz & wall rock	 87.6	3,153.6
FE 1519	54.0	Footwall; Hydrothermally altered felsic
                 dyke & quartz-veins	                          2.97	 160.38
-------------------------------------------------------------------------------
Total	126.0		                                   Total       8,281.98
===============================================================================

The above is equivalent to 65.73 ppm/ton (2.11 ounces/ton) gold over 126 inches or 10.50 feet.

*Assaying was completed by ALS Chemex in North Vancouver using the GRA21 technique which is a fire assay with a gravimetric finish preferably used to obtain accuracy for high grade gold samples.

The Company's claim group is located on the south flank of the Ester Dome complex which is known for mesothermal and deep epithermal gold vein systems. This target area is believed to be related to an underlying intrusive system and is located at the head of the extensive Ester Creek placer-dredging fields.

One of the better examples of a similar intrusion related dome complex with ongoing gold production is the Fort Knox mine about 15 miles northeast which contains a gold inventory of 7.2 million ounces.

Full results of this exploration program and the implications of its findings will be summarized in a detailed report and shall form the basis of the next exploration stage which should identify a drill target. At the drilling stage, the Company will be seeking a joint venture partner.

The Company will be required to perform work on all claims to keep them in good standing and management currently plans to spend approximately $100,000 developing the Mining Claims in the next year.

Blue Doe and June Ellen Prospects

On June 9, 2004 the Company entered into an agreement with Walter Doyle ("Doyle"), to acquire from Doyle 95% ownership of the Blue Doe Gold Prospect and the June Ellen Gold Prospect (the "Prospects") located in the northern part of the Ravenswood Batholith in Queensland, Australia for:

1. $1,000 (paid) plus 5,000,000 restricted Rule 144 shares of common stock (valued at $100,000), which have not been issued to date.

2. 5,000,000 restricted Rule 144 shares of common stock on September 9, 2004;

3. 10,000,000 restricted Rule 144 shares of common stock on November 9, 2004; and

4. a work commitment of $200,000 over a period of two years based on a work program to be mutually agreed upon.

Under the terms of the agreement Doyle retains a 5% non-assessable interest in the Prospects. The Prospects consist of 19 sub blocks covering an area of 19 square miles registered within the EPM 14454 M. Upon further review of the Prospect and terms and conditions outlined in the agreement, the Company has decided not to proceed with the Blue Doe and June Ellen acquisition. The obligation to issue shares previously recorded has been cancelled and reflected in the third quarter.

Liquidity and Capital Resources. 	As at September 30, 2004, we had total
assets of $162,615 including $393 in cash, $1,866 in accounts receivable, $8,679 due from Legacy Mining Ltd.$865 in available for sale securities, and $138,381 represented by the current portion of prepaid service contracts. We also held $11,250 for prepaid service contracts, and $1,181 in depreciated furniture and equipment. The cash constitutes our present source of liquidity. At September 30, 2004, we had total current liabilities of $195,553 of which $91,835 was represented by accounts payable and accrued liabilities, $54,861 was due to Avalon Gold Corporation and $48,857 was due to related parties. At September 30, 2004, we had $215,617 in current assets and $162,769 in total current liabilities. At June 30, 2004, current liabilities exceeded current assets by $45,369.

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

Results of Operations. We have not yet realized any significant revenue from operations. For the three months ended September 30, 2004, we had $522,582 in general and administrative expenses including, but not limited to, expenses for exploration costs, consulting fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2003 were $149,268. The increase in operating expenses was primarily due to increase in stock based consulting fees. Net losses from operations for the three months ending September 30, 2004, were $522,582 being the general and administrative expenses. Our net loss for the corresponding period in 2003 was $145,698, largely due to lower consulting fees. We have incurred net losses of $10,547,024 since our inception on September 13, 1993.

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

We do anticipate certain expenditures within the next 12 months for our mineral property in Ester Creek, Alaska. (See Part I above). In October, 2004, a company controlled by a significant shareholder received $73,500 for prepaid consulting fees and a significant shareholder, who is a consultant to the Company, received $400,000 for prepaid consulting fees for the three month period ended December 31, 2004 and $50,000 for other prepaid expenses.

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

On November 10, 2004, the Company entered into an agreement with Avalon Gold Corporation ("Avalon")., a Company with directors in common, to acquire a 40% interest in the Letter of Intent and Participation Agreement that Avalon acquired from Pioneer Oil and Gas in a gas field lease in the Uinta Basin, located in the US Rockies, Utah. Upon signing of the agreement, the Company will issue 1,000,000 common shares 144-Registered as a non-refundable deposit to Avalon and will acquire the 40% working interest in the gas lease upon Avalon receiving a payment of US$750,000 on or before December 10, 2004. In return, Avalon will issue and deliver 2,000,000 shares of its common stock to the Company. Upon receiving the US$750,000, Avalon is required to pay Pioneer US$706,279 to acquire its 85% working interest.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Changes in Securities.

On June 3, 2004 , 5,000,000 stock option shares were granted at $0.01 per share, 3,650,000 shares to consultants and 1,350,000 shares to employees. A total fair value of $49,500 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $30,200, has been expensed in the period. The value of the employees' options, being $19,300, has been recorded on a pro-forma basis during the period. During the second quarter of 2004, 3,400,000 options were exercised for proceeds of $34,000. During the third quarter of 2004, the remaining 1,600,000 options were exercised for proceeds of $16,000.

On July 6, 2004, a total of 1,300,000 shares of common stock previously issued for consulting services to be rendered in the amount of $13,000 were returned to treasury and cancelled

On September 27, 2004, 5,000,000 stock option shares were granted at $0.12 per share, 4,250,000 shares to consultants and 750,000 shares to employees. A total fair value of $600,000 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $510,000, has been expensed in the period. The value of the employees' options, being $90,000, has been recorded on a pro-forma basis during the period. As at September 30, 2004, all of the 5,000,000 options were exercised and proceeds of $600,000 were received in full by October 14, 2004.


Item 3.  Defaults Upon Senior Securities
None.


Item 4.  Submission of Matters to Vote of Security Holders

A majority of the shareholders voted to effect certain changes to the Articles of Incorporation of the Company, filed September 29, 2004, with the State of
Delaware:

1.	Effective at the opening of business October 18, 2004, the Company changed its name to "Golden Spirit Mining Ltd." The new trading symbol is "GSML" and the new CUSIP number is 38119R 10 8.

2.	Effective at the opening of business October 18, 2004, the Company increased its authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock.

3.	During the period the Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded the fair value of this stock dividend, being $641,968, as a stock dividend payable as at September 30, 2004. Subsequent to September 30, 2004, the Company issued 8,024,596 shares in payment of this stock dividend

Item 5.  Other Information

A. Security Ownership of Management


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1358 W. Georgia St              50,000                  0.05%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                 50,000                  0.05%
                     West Vancouver, BC V7S 2S6


Directors' Compensation. During the third quarter ended September 30, 2004, the Company incurred $Nil in management fees to directors. Stock Based Compensation. During the third quarter ended September 30, 2004, $510,000 (2003 - $47,800) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model. We do expect further stock based compensation in 2004.

B. Security Ownership of Certain Beneficial Holders of ten percent or more


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         CEDE & Co. (1)
                    The Depository Trust Co.
                    P.O. Box 222 Bowling Green Station
                    New York, New York 10274               66,666,122          75.52%

(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.


C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2004, the Company issued 2,000,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $100,000.

During the nine months ended September 30, 2004, the Company issued 8,150, 000 shares with a fair value of $326,000 in settlement of $93,000 of consulting fees and $20,000 of professional fees incurred in the first quarter of 2004 and $50,000 of directors salaries payable.

During the nine months ended September 30, 2004, the Company issued 6,200,000 shares with a fair value of $62,000 in settlement of $62,000 of consulting fees incurred in the second quarter of 2004.

During the nine months ended September 30, 2004 a total of 400,000 stock options were exercised in exchange for the settlement of $8,000 of debt.

During the nine months ended September 30, 2004 a total of 1,300,000 shares of common stock previously issued for consulting services to be rendered in the amount of $13,000 were returned to treasury and cancelled

The Company has recorded a $641,968 obligation to issue 8,024,596 shares of common stock in connection with the declaration of a ten percent stock dividend.

The Company has recorded a $600,000 share subscription receivable for the issue of 5,000,000 shares of common stock in connection with the exercise of stock options. This amount was received in full by October 14, 2004.

Subsequent to September 30, 2004, a company controlled by a significant shareholder received $73,500 for prepaid consulting fees and a significant shareholder, who is a consultant to the Company received $400,000 for prepaid consulting fees for the three month period ended December 31, 2004 and $50,000 for other prepaid expenses.

D.Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


	  September 30, 2004	December 31, 2003	December 31, 2002
------------------------------------------------------------------------
 Cash 	  $393.00	        $3,790.00	         $1.00

We define cash equivalents as all highly liquid investments with a maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i) Exhibits

Exhibit 3.1  - Amended Articles of Incorporation.

Exhibit 31.01- Rule 13a-14(a)/15d-14(a) Certification CEO

Exhibit 31.02- Rule 13a-14(a)/15d-14(a) Certification CFO

Exhibit 32.01- Section 1350 Certification CEO

Exhibit 32.01- Section 1350 Certification CFO

(ii) Reports on Form 10-K dated August 25, 2004 with respect to Amended articles of Incorporation.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 22, 2004.

Golden Spirit Mining Ltd.,
a Delaware corporation

          /s/: R. Klein
By:   ______________
          Robert Klein
Its:     President