Form 10KSB
period 2004-12-31
GOLDEN SPIRIT MINING LTD
filed 2005-04-20
CIK 1076262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                          GOLDEN SPIRIT MINING LTD

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

                                  888-488-6882

            (Registrant's Telephone Number, Including Area Code)

                 Title of Each Class to be so Registered:  None

      Name of Each Exchange on which Each Class is to be Registered:  None

             Securities registered under Section 12(g) of the Act:

                         Common Stock, Par Value $.001
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X ] Yes     [  ] No

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

As of December 31, 2004, there were 92,450,192 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):[ ] Yes  [X ] No
===============================================================================

                           GOLDEN SPIRIT MINING LTD.
                             A Delaware corporation

                 Index to Registration Statement on Form 10-KSB

                                                                   Page
                                     PART I
1.  Description of Business..........................................2

2.  Description of Property..........................................8

3.  Legal Proceedings................................................8

4.  Submission of Matters to a Vote of Security Holders..............9

                                    PART II

5.  Market Price for the Golden Spirit Mining Ltd. Corporation's
    Common Equity and Related Stockholders Matters...................9

6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations............................................13

7.  Financial Statements.............................................F-1

8.  Changes in and Disagreements with Accountants....................16

                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons.....16

10. Executive Compensation - Remuneration of Directors and Officers..18

11. Security Ownership of Certain Beneficial Owners and Management...18

12. Certain Relationships and Related Transactions...................19

13. Index to Exhibits................................................20

14. Controls and Procedures..........................................21

    SIGNATURES.......................................................21

------------------------------------------------------------------------------


THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2004. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2005. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2004. GOLDEN SPIRIT MINING LTD. HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2004.

                                     PART I

Item 1. Description of Business.

Our Background. Golden Spirit Mining Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 177 Telegraph Road, Suite 560, Bellingham, Washington 98226.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1,2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol is currently "GSML".

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

Our Business. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with our internet activities we decided to abandon this business and commencing in 2003 instead pursue opportunities in mineral exploration and development

We had limited success with our internet activities and as such we decided to pursue opportunities in mineral exploration and development.

Our Investment in Avalon Energy Corporation

During 2002 the Company sold 360,961 shares of Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, for proceeds of $50,663 resulting in a gain of $7,452. Effective September 30, 2002 the Company determined that the value of its investment in Avalon had become permanently impaired and as a result, wrote down its investment by $313,301. For the period from January 1, 2002 to September 30, 2002 the Company recorded a net equity loss in Avalon totaling $346,053. During the fourth quarter of 2002, Avalon issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Avalon to approximately 4%. As a result, the Company reclassified its investment in Avalon from an equity investment to available-for-sale securities whereby its value is carried at market.

During 2003 the Company bought 303,750 shares of Avalon for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $38,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115which was recorded as other comprehensive income for the year. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as other comprehensive loss for the year.

As at December 31, 2004 the Company owns 10,351 shares of Avalon's common stock with a fair value of $545.

Our Mineral Properties:

Ester Creek On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500. The Company expects to conduct Phase II in the third quarter of 2005.

The completed Phase I exploration program conducted in the third quarter of 2004 consisted of the following:

o sampling and mapping the altered bedrock fragments found in tailing pipes on the eastern margin of the claim group

o examining and sampling the intrusive rock located on the south slope to Ester Creek in section 11-12

o mapping geology on north facing slope in central Section 12 which is underlain by a magnetic low field

o examining and sampling as appropriate the WSW linear feature on Hill 1516,
  Section 11

o collecting heavy mineral concentrate from lower-most Moose Gulch and testing for skarn-type minerals suggested to be present by the magnetic high field in the vicinity

o examining and resampling previously reported gold anomaly in Section 11 on the NB-2 claim

o mapping bedrock and colluvium on uppermost Ester Creek

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


                    Width   	              *  Fire-Assay      Width
Sample             (Inches)  Description          Au (ppm)       x ppm
------------------------------------------------------------------------
FE 1517            36.0	    Hanging Wall; Quartz   138.0	4,968.0
                            vein system & gouge

FE 1518	           36.0	    Central Zone; Sheared
                            vein quartz & wall rock 87.6	3,153.6

FE 1519	           54.0	    Footwall; Hydrothermally
                            altered felsic dyke &
                            quartz-veins	    2.97	 160.38
--------------------------------------------------------------------------
Total	           126.0		           Total       8,281.98
===========================================================================

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

1. $1,000 plus 5,000,000 restricted Rule 144 shares of common stock on closing.

2.  5,000,000 restricted Rule 144 shares of common stock on September 9, 2004;

3. 10,000,000 restricted Rule 144 shares of common stock on November 9, 2004;
and

4. a work commitment of $200,000 over a period of two years based on a work program to be mutually agreed upon.

Upon further review of the Prospect and terms and conditions outlined in the agreement, the Company decided not to proceed with the Blue Doe and acquisition. The Company has no further obligations relating to this agreement.

Uinta Basin

On November 10, 2004, the Company entered into an agreement with Avalon, a Company with directors in common, to acquire a 40% interest in the Letter of Intent and Participation Agreement that Avalon acquired from Pioneer Oil and Gas ("Pioneer") in a gas field lease in the Uinta Basin, located in the US Rockies, Utah.

Upon signing of the agreement, the Company issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to Avalon and was to acquire the 40% working interest in the gas lease upon Avalon receiving a payment of $750,000 on or before December 10, 2004. In return, upon payment of the purchase price of $750,000 by the Company, Avalon was to issue 2,000,000 shares of its common stock to the Company. Upon receiving the $750,000, Avalon was required to pay Pioneer $706,279 to acquire its 85% working interest.

On December 10, 2004, the Company received an extension to December 24, 2004 to meet the requirements of the initial agreement. The Company issued an additional 1,000,000 retricted Rule 144common shares valued at $60,000 as consideration for the extension. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated.

Second Chance Claims

On October 10, 2004, the Company entered into an agreement with Lee Holland ("Holland"), to acquire from Holland 90% ownership of the Second Chance claims (the "Claims") located in the Ester Creek area of Alaska for:

1. $2,000 (paid) plus 100,000 restricted Rule 144 shares of common stock valued at $6,000 (issued).

2. $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000.

The Company paid $6,000 to December 31, 2004 towards the acquisition and completed the acquisition in February, 2005.Under the terms of the agreement Holland retains a 10% non-assessable interest in the Claims.

Investment in Legacy Mining Ltd. (formerly Cardstakes.com)

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

Between June 15, 1999, and July 7, 1999, Legacy Mining Ltd. issued 7,126,531 shares of its common stock to us pursuant to the sub-licensing agreement between the Company and Legacy Mining Ltd. Under the licensing agreement, Legacy Mining Ltd. purchased the right to utilize and exploit the technology necessary to sell greeting cards over the Internet (more particularly described in the Compte Agreement previously filed). On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of Legacy Mining Ltd.'s common stock for every eight (8) shares of our common stock. We issued a total of 2,199,779 shares of Legacy Mining Ltd.'s common stock to our shareholders. The purpose for issuing these shares in Cardstakes.com to Golden Spirit Mining Ltd. shareholders was in consideration for delays encountered in Cardstakes.com implementation of its business. On September 10, 1999, and in consideration for the removal of the anti-dilution provision from Legacy Mining Ltd.'s Articles of Incorporation (more particularly described in Item 12.5.), CardStakes.com issued an additional 2,000,000 shares of its common stock to us. On December 31, 2003 the Company and Legacy, undertook a series of capital reorganization transactions, as follows:

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

The culmination of the above transactions has resulted in a reduction of the Company's interest in Legacy from 59% to 4%. As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain. The net dilution gain on the reduction in interest ownership of Legacy was $334,087. Commencing January 1, 2004 the Company will account for its investment in Legacy using the cost method. As at December 31, 2004 the carrying value of the Company's investment in Legacy is $nil.

Ownership Interests. The following chart specifies our stock ownership at December 31, 2004:

-------------------------------------------------------------------------------
Percent Ownership          Entity	              Nature of Ownership
--------------------------------------------------------------------------------
4.11%			Legacy Mining Ltd.	  513,376 Shares of Common Stock

0.04%			Avalon Energy Corporation  10,351 Shares of Common Stock
--------------------------------------------------------------------------------

Employees. We currently have 2 full-time employees. None of our employees are subject to any collective bargaining agreements.

The Following are Material Subsequent Events (Occurring after December 31,
2004).

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). A total number of 19,000,000 options were granted to consultants subsequent to December 31, 2004, of which 3,075,000 were exercised at $0.03 per share for proceeds of $92,250.

On April 4, 2005, Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession in the African Continent. The Company paid a $5,000 Cdn consultant fee to a third party to commence the process of acquiring a Mining Agreement with Niger's Ministry of Mines with respect to obtaining a Prospecting Permit which will be valid for thirty (30) years. An additional $5,000 Cdn will be paid to third party when the Permit is granted by the Ministry of Mines. Upon the signing of this Memorandum of Understanding, a non-refundable 30,000,000 restricted 144 shares of the Company will be issued to the private corporation and its nominees (not issued).
When the Prospecting Permit from the Ministry of Mines is issued, the Company will issue a further 70,000,000 restricted 144 shares of the Company to the private corporation and its nominees. (not issued).

Item 2.  Description of Property.

Property Held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2004	December 31, 2003
---------------------------------------------------------
Cash	        US $2,096	           US $3,790
=========================================================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. We do not own any real property. However, we do lease space from Holm Investments Ltd., a shareholder of the Company. We lease the space for a total of $2,083.33 Cdn. a month. The term of the lease expires on August 1, 2006.

Item 3.  Legal Proceedings.

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price. The Company requested the return of the 450,000 shares. The consultant refused to return the shares and the Company put a stop transfer on these shares and is currently engaged in legal proceedings to recover these shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. The Company considers the lawsuit to be without merit and is currently defending this claim. The outcome of this legal action is presently not determinable.

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

3. During the period the Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded the fair value of this stock dividend, being $641,968, as a stock dividend payable as at September 30, 2004. On October 18, 2004, the Company issued 8,024,596 shares in payment of this stock dividend.


                                    PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

As at December 31, 2004 there were approximately 2,000 holders of the outstanding shares of the Golden Spirit Mining Ltd.'s $0.0001 par value common stock. Golden Spirit Mining Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9. Effective on the open of business on October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol will change from TOUO to "GSPM". Effective on the open of business on October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol will change from GSPM to "GSML".

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

As of December 31, 2004, 92,450,192 shares of Golden Spirit Mining Ltd. common stock were issued and outstanding.

Legacy Mining Ltd. (formerly CardStakes.com) Stock Transfer. On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one
(1) share of Cardstakes.com's common stock for every eight (8) shares of our common stock held by the shareholder. We issued a total of 2,199,779 shares of Cardstakes.com's common stock to our shareholders. See Part I - Our Subsidiary.

Sale of Securities during 2004.

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt.

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

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company's common stock.

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

On October 1, 2004, the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company's common stock.

On October 1, 2004, the Company entered into an agreement with an individual, with a six month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company's common stock.

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock.

Effective September 30, 2004, the Company declared a 10% stock dividend to all of the shareholders of record representing 80,245,956 shares of the Company's common stock. The stock dividend of 8,024,596 shares was issued on October 17, 2004 and recorded at a fair value of $641,968.

On October 10, 2004, the Company issued 100,000 shares valued at $6,000 pursuant to an agreement to acquire 90% ownership of the Second Chance claims located in the Ester Creek area of Alaska.

On November 29, 2004, the Company issued 1,000,000 common shares 144-Registered valued at $70,000 as a non-refundable deposit to Avalon pursuant to an agreement to acquire a 40% working interest in certain gas leases in the Uinta Basin, Utah.

On December 15, 2004, the Company issued an additional 1,000,000 common shares 144-Registered valued at $60,000 to Avalon as consideration for an extension to meet the terms of the agreement to acquire the 40% interest.

On December 1, 2004, the Company issued 200,000 common shares valued at $14,000 in settlement of directors' salaries.

During the year ended December 31, 2003

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

On October 22, 2003, the Company issued 450,000 restricted common shares as partial consideration for the acquisition of the Ester Creek Mineral Claims.

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

Liquidity and Capital Resources.   At December 31, 2004, we had cash resources
of $2,096, total current assets of $14,385 and total current liabilities of US $84,048. At December 31, 2004, total current liabilities exceeded total current assets by US $69,663. The cash and equivalents constitute our present internal sources of liquidity. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of liquidity, that being the sale of our common stock.

Results of Operations. We have not yet realized any significant revenue from operations, nor do we expect to in the foreseeable future. Loss from operations increased from $1,000 for the year ended December 31, 1997, to $10,797 for the year ended December 31, 1998, to $4,201,051 for the year ended December 31, 1999, to $1,350,249 for the year ended December 31, 2000, to $1,495,844 for the year ended December 31, 2001, to $1,025,820 for the year ended December 31, 2002 $1,279,867 for the year ended December 31, 2003 and 1,883,337 for the year ended December 31, 2004. Our net loss increased slightly from 2003 to 2004 primarily because of an increase in exploration costs and payments to consultants. The Company engaged a number of consultants throughout the year to research numerous venture proposals. Our losses from September 13, 1993 (inception), to December 31, 2004, were $11,247,965. Such losses were due primarily to the write-off of URL acquisition costs a well as the write-down of URL's, the write-down of the technology license, the equity loss from Avalon Energy Corporation, website expenses, payment of consulting fees, management fees, and payment of fees for investor relations.

To address the going concern problem discussed in our financial statements, we will require additional working capital. We will also require additional funds to implement our business strategies, including funds for:

o	payment of increased operating expenses, and
o	further implementation of  business strategies.

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

Audit Fees As of the date of this Annual Report, Golden Spirit Mining Ltd. has incurred $21,000 as fees billed by its principal independent accountants for professional services rendered in connection with Golden Spirit Mining Ltd. audited financial statements for the fiscal year ended December 31, 2004 and for fees billed by its principal for review of the Company's quarterly financial statements for 2004 file on Form 10-QSB.The Company did not incur any fees to its principal independent accountants for any other accounting ,tax or non-audit services for the fiscal year ended 2004.

Item 7.  Financial Statements


                           GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003



                                                       PAGE

AUDITORS' REPORT........................................F-1

CONSOLIDATED BALANCE SHEETS.............................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS...................F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY..........F-4 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS...................F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............F-13 - F-32
-------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Golden Spirit Mining Ltd. (formerly Golden Spirit Minerals Ltd.)

We have audited the consolidated balance sheets of Golden Spirit Mining Ltd. (formerly Golden Spirit Minerals Ltd.) (an exploration stage company) as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated significant revenues since inception, has incurred substantial losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"

CHARTERED ACCOUNTANTS

Vancouver, B.C.

April 4, 2005

                      Suite 1700-1140 West Pender Street,
                                 Vancouver B.C
                               Canada,   Y6E 4GI
-----------------------------------------------------------------------------

                           GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31, 2004       December 31, 2003
                                                     ------------------      -----------------
ASSETS
CURRENT ASSETS
      Cash                                              $    2,096           $    3,790
      Accounts receivable                                    1,168                   15
      Available for sale securities (Note 3)                   545                9,976
      Due from Legacy Mining Ltd. (Note 8)                  10,576                    -
                                                            ------               ------
                                                            14,385               13,781

FURNITURE AND EQUIPMENT, net of depreciation                 1,067                1,524
OTHER INTANGIBLE ASSETS                                          -                    1
                                                          ---------            ---------
                                                        $   15,452           $   15,306
                                                          =========            =========

LIABILITIES
CURRENT
      Accounts payable and accrued liabilities          $   15,467           $   97,415
      Due to Avalon Energy Corporation(Note 8)              45,813               42,286
      Due to related parties (Note 8)                       22,768               24,768
                                                          ---------            ---------
                                                            84,048              164,469
                                                          =========            =========
GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK
      Common stock, $.0001 par value, 500,000,000
       shares authorized  (Note 6)
       issued and outstanding:                              10,176                6,150
       92,450,192 post reverse-split
       (2003 - 52,195,956) common shares
      Additional paid-in capital                        12,305,082            9,618,040
      Deferred Compensation (Note 5)		          (272,715)            (188,632)
      Deficit accumulated during the exploration stage (12,109,911)          (9,584,606)
      Accumulated other comprehensive income(loss)          (1,227)                (115)
                                                       ------------          -----------
                                                           (68,596)            (149,163)
						       ------------          -----------
                                                        $   15,452           $   15,306
                                                       ============          ===========

The accompanying notes are an integral part of these consolidated financial statements.




                           GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                          September 13, 1993
                                                    Year ended          Year ended           (inception) to
                                                  December 31, 2004   December 31, 2003     December 31, 2004
                                                  -----------------   -----------------     -----------------
REVENUES

 Processing Fees                                   $        -           $        -          $      98,425
 Sale of Oil & Gas Interest                                 -                    -                 47,501
 Interest Income                                            -                    -                  2,927
                                                    ------------         ----------          -------------
                                                            -                    -                148,853
                                                    ------------         ----------          -------------
GENERAL AND ADMINISTRATIVE EXPENSES
 Advertising and marketing                                  -                    -                 55,305
 Consulting fees                                      842,982              811,684              2,576,326
 Consulting fees-stock based compensation (Note 6)    552,100              364,300              1,170,069
 Loss on settlement of debt (Note 6)                  163,000               50,000                302,500
 Depreciation                                             457                4,263                 31,045
 Exploration costs                                    192,545               38,200                230,745
 Investor relations                                    88,167               41,667                479,099
 Management fees                                        9,000               24,000                355,654
 Office and general                                    31,383               43,381                332,811
 Professional fees                                     61,064               86,252                424,532
 Travel and accommodation                              11,970                9,034                165,235
 Wages and salaries                                    17,378              108,409                235,883
 Website development costs                                  -                    -                345,682
 Write-down(recovery) of URL costs                    (87,535)                   -              1,571,657
 Write-down of technology license                           -                    -              2,055,938
 Write-off of other assets                                  -                    -                145,186
                                                    -----------          -----------           -----------
                                                    1,882,511            1,581,190             10,478,124
                                                    -----------          -----------           -----------
LOSS BEFORE THE FOLLOWING:                         (1,882,471)          (1,581,190)           (10,328,271)

EQUITY LOSS FROM AVALON(Note 3)                             -                    -             (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON(Note 3)                  -                    -               (313,301)
GAIN (LOSS) ON SALE OF SECURITIES (Note 3)               (866)             (32,764)               (26,178)
DILUTION GAIN-LEGACY(Note7)                                 -              334,087                334.087
MINORITY INTEREST IN CARDSTAKES' LOSS                       -                    -                479,978
                                                   ------------         ------------          ------------
NET LOSS FOR THE YEAR                            $ (1,883,337)         $(1,279,867)          $(11,247,965)
                                                   ============         =============         ============

BASIC NET LOSS PER SHARE                         $      (0.03)         $     (0.03)
                                                   ============         =============
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING (Note 6)                       72,094,311           37,706,344
                                                   ============         =============


The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MINING LTD.
                     (Formerl Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2004

                                                                                        Deficit
                                                                                       accumulated      Accumulated
                                                         Additional                    during the       other
                                 Number                  Paid In      Deferred         development      comprehensive
                                 of shares   Amount      Capital      Compensation     stage            income (loss)      Total
                                ----------    -------    ----------    -------------   --------------   ------------    -----------
Balance, September 30, 1993       10,000       $   100   $     900     $       -         $   (1,000)     $        -     $        -

Net loss for the years ended
December 31, 1993 through 1997         -            -            -             -                  -               -              -

July 30, 1998 - changed from
$.01 par value to $.0001 par value     -          (99)          99             -                  -               -              -

July 30, 1998 - forward stock
split 200:1                    1,990,000          199         (199)            -                  -               -              -

October 21, 1998 - forward
stock split 3:1                4,000,000          400         (400)            -                  -               -              -

Net loss for the year
ended December 31, 1998                -            -            -             -            (10,797)              -        (10,797)
                              -----------------------------------------------------------------------------------------------------
Balance, December 31, 1998     6,000,000          600          400             -            (11,797)              -        (10,797)
                              -----------------------------------------------------------------------------------------------------
January 6, 1999 - common
stock issued for Rising
Phoenix finders' fee at
$0.30 per share                  800,000           80      239,920             -                  -               -        240,000

January 6, 1999 - common
stock issued for cash and
management remuneration
at $0.30 per share               600,000           60      179,940             -                   -              -        180,000

January 28, 1999 - commons
stock issued for services
at $0.36 per share               600,000           60      215,940             -                   -              -        216,000

February 26, 1999 - common
stock issued for services
at $0.36 per share
                                 500,000           50      179,950             -                   -              -        180,000
April 14, 1999 - common
stock issued for cash
(net of finance fee
 of $99,500) at $0.08
 to $0.25 per share            7,127,500          713      899,787            -                    -              -        900,500
Less:  fair value of
 warrants issued on financing          -            -     (764,095)           -                    -              -       (764,095)

April 14, 1999 - warrants
issued on financing                    -            -      764,095            -                    -              -        764,095

April 23, 1999 - stock
-based compensation                    -            -      210,706            -                    -              -        210,706

April 28, 1999 - common
stock issued for
technology license
finder's fee at $0.30
per share                        400,000           40      119,960            -                    -              -        120,000

June 15, 1999 - common
stock issued for
technology license at
$0.30 per share                3,000,000          300      899,700            -                    -              -        900,000

June 15, 1999 - common
stock issued for
services at
$0.25 per share                   20,000            2        4,998            -                    -               -         5,000

June 30, 1999 - common
stock issued for services
at $0.26 per share               250,000           25       64,975            -                    -               -        65,000

July 15, 1999 - warrants
issued for URL purchase                -            -      328,858            -                    -               -       328,858

July 20, 1999 - common
stock issued for cash
on exercise of
warrants at $0.30 per share      800,000           80      239,920            -                    -               -       240,000


 The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MNINING LTD.
                     (Formerly Golden Spirit Minerals LTD.)
                         (A Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2004
                                  (CONTINUED)

                                                                                      Deficit
                                                                                      accumulated      Accumulated
                                                         Additional                   during the       other
                                  Number                  Paid In      Deferred       development      comprehensive
                                  of shares   Amount      Capital      Compensation   stage            income (loss)     Total
                                ----------    -------    ----------    -----------    --------------   ------------    -----------
September 1, 1999 - warrants
issued  for URL purchase               -      $     -    $ 220,146     $       -      $        -       $     -        $ 220,146

September 1, 1999 - common stock
issued for cash on exercise
of warrants at $0.30 per share   100,000           10       29,990             -               -             -           30,000

October 14, 1999 - common stock
issued for cash on exercise of
warrants at $0.25 per share       40,000            4        9,996             -               -             -           10,000

October 22, 1999 - stock-based
compensation                           -            -       42,963             -               -             -           42,963

November 3, 1999 - common
stock issued for cash
on exercise of warrants
at $0.25 per share               100,000           10       24,990             -               -             -           25,000

November 9, 1999 - common
stock issued for technology
license at $0.30 per share      3,000,000         300      899,700             -               -             -          900,000

November 15, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                  200,000           20       49,980             -               -             -           50,000

November 19, 1999 - common
stock issued for
acquisition of
URL's at $0.30 per share         650,000           65      194,935             -               -             -          195,000

November 24, 1999 - common
stock issued for acquisition
ofURL's at $0.30 per share       800,000           80      239,920             -               -             -          240,000

November 25, 1999 - common
stock issued for acquisition
of URL's at $0.30 per share      500,000           50      149,950             -               -             -          150,000

November 25, 1999 - common
stock issued for acquisition
of URL's at $0.30 per share      250,000           25       74,975             -                -            -           75,000

November 29, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   40,000            4        9,996             -                -            -           10,000

December 6, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   50,000            5       12,495             -                -            -           12,500

December 9, 1999 - common
stock issued for cash on
exercise of warrants at
$0.25 per share                   50,000            5       12,495             -                -            -            12,500

Dividends paid                         -            -            -             -         (219,978)           -          (219,978)

Net loss for the year ended
    December 31, 1999                  -            -            -             -       (4,201,051)           -        (4,201,051)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999    25,877,500      $ 2,588   $ 5,557,585      $     -      $(4,432,826)     $     -       $ 1,127,347
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MNINING LTD.
                     (Formerly Golden Spirit Minerals LTD.)
                         (A Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2004
                                  (CONTINUED)

                                                                                      Deficit
                                                                                      accumulated     Accumulated
                                                         Additional                   during the       other
                                  Number                  Paid In      Deferred       development      comprehensive
                                  of shares   Amount      Capital      Compensation   stage            income (loss)     Total
                                ----------    -------    ----------    -----------    --------------   ------------    -----------

January 24, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000     $    5     $  12,495       $      -     $        -       $         -      $  12,500

January 26, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     80,000          8        19,992              -               -                -         20,000

January 31, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000          5        12,495              -               -                -         12,500

February 8, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000          5        12,495              -               -                -         12,500

February 9, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000          5        12,495              -               -                -         12,500

February 11, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    150,000         15        37,485              -               -                -         37,500

February 18, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    150,000         15        37,485              -               -                -         37,500

February 24, 2000 - common stock
issued for services at $0.85
per share                         700,000         70       594,930       (594,930)              -                -              -

February 24, 2000 - common stock
issued for interest in oil
and gas property                3,800,000        380     1,519,620              -               -                -      1,520,000

February 24, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000          5        12,495              -               -                -         12,500

February 28, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    100,000         10        24,990              -               -                -         25,000

March 2, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share          -          5        12,495              -               -                -         12,500

March 8, 2000 - common stock
of warrants at $0.25 per share
issued for cash on exercise        50,000          5        12,495              -               -                -          12,500

March 17, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share     50,000          5        12,495              -               -                -          12,500

March 24, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share    100,000         10        24,990              -               -                -          25,000



The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MNINING LTD.
                     (Formerly Golden Spirit Minerals LTD.)
                         (A Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2004
                                  (CONTINUED)

                                                                                      Deficit
                                                                                      accumulated     Accumulated
                                                         Additional                   during the       other
                                  Number                  Paid In      Deferred       development      comprehensive
                                  of shares   Amount      Capital      Compensation   stage            income (loss)     Total
                                  ----------  -------    ----------    -----------    --------------   ------------    -----------

April 12, 2000 - common stock
issuedfor cash on exercise of
warrantsat $0.25 per share      $    50,000   $     5    $  12,495     $        -      $         -      $        -  $     12,500

April 28, 2000 - common stock
issued for cash on exercise
of warrants at $0.25 per share       50,000         5       12,495              -                -               -        12,500

August 10 2000 - common stock
issued for services at
$0.30 per share                      50,000         5       14,995              -                -               -        15,000

October 5, 2000 - common stock
issued for cash on exercise of
warrants at $0.25 per share          40,000         4        9,996              -                -               -        10,000

Deferred compensation expense
 recorded in the year                     -         -            -        190,894                -               -       190,894

Net loss for the year ended
  December 31, 2000                       -         -            -              -       (1,350,249)              -    (1,350,249)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000       31,597,500     3,160    7,979,513       (404,106)      (5,783,075)              -     2,199,598
---------------------------------------------------------------------------------------------------------------------------------
Deferred compensation expense
 recorded in the year                     -         -            -        208,246                -               -       208,246

Net loss for the year ended
  December 31, 2001                       -         -             -             -       (1,495,844)              -    (1,495,844)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001       31,597,500   $ 3,160  $ 7,979,513     $ (195,860)    $ (7,278,919)     $        -  $    507,894
---------------------------------------------------------------------------------------------------------------------------------
November 6, 2002 - common
stock issued for services
at $0.02 per share                8,950,000       895      178,105            -                  -               -       179,000

Unrealized gain on available
for sale securities                       -         -            -            -                  -           6,832         6,832

Deferred Compensation expense
 recorded in the year                     -         -            -        71,896                 -               -        71,896

Net loss for the year ended
  December 31, 2002                       -         -            -             -        (1,025,820)              -    (1,025,820)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002       40,547,500   $ 4,055  $ 8,157,618    $ (123,964)     $ (8,304,739)      $   6,832  $   (260,198)

Share consolidation, 1:10 on
January 8, 2003                 (36,492,750)        -            -             -                 -             -               -
---------------------------------------------------------------------------------------------------------------------------------
Balance forward, January
8, 2003 after 1:10 split          4,054,750     4,055    8,157,618             -        (8,304,739)           6,832     (136,234)
---------------------------------------------------------------------------------------------------------------------------------
January 10, 2003- common stock
issued for deferred compensation
at $0.10	                  1,950,000 	  195 	   194,805 	(195,000)	         -                - 	       -

January 10,2003-common stock
issued for services at $0.10        100,000	   10	     9,990	       -                 -		  -	  10,000

January 14,2003-common stock
issued to acquire
"Miss Beverly Hills"             10,000,000     1,000      199,000             -                 -                -      200,000

January 21, 2003-commons
stock issued for services
at $0.06                          5,000,000       500      299,500             -                 -                -      300,000

February 04, 2003-return and
cancellation of common stock    (10,000,000)   (1,000)    (199,000)            -                 -                -     (200,000)

February 04, 2003-return and
cancellation of common stock     (2,500,000)     (250)    (149,750)            -                 -                -     (150,000)

February 12, 2003-common stock
issued for exercise of stock
options at $0.06                   100,000         10        5,990             -                 -                -        6,000

February 19, 2003-common stock
issued for exercise of stock
options at $0.06                   100,000         10        5,990             -                 -                -        6,000

April 14, 2003-common stock
issued for exercise of stock
options at $0.06                   200,000         20       11,980             -                 -                -       12,000

May 2, 2003-common stock
issued for exercise of stock
options at $0.06                   980,000         98       58,702             -                 -                -       58,800

May 6, 2003-common stock
issued for exercise of stock
options at $0.06                   250,000         25       14,975             -                 -                -       15,000


May 16, 2003-common stock
issued for exercise of stock
options at $0.06                   200,000         20       14,980             -                 -                -       12,000

May 27, 2003-cancellation
 of stock option                  (250,000)       (25)     (14,975)            -                 -                -      (15,000)

May 30, 2003-common stock
issued for exercise of stock
options at $0.06                   400,000         40       23,960             -                 -                -       24,000

June 11, 2003-common stock
issued for exercise of stock
options at $0.07                   875,000         87       61,163             -                 -                -       61,250

June 23, 2003-common stock
issued for exercise of stock
options at $0.07                   100,000         10        6,990             -                 -                -        7,000

June 26, 2003-common stock
issued for exercise of stock
options at $0.07                   100,000         10        6,990             -                 -                -        7,000

July 16,2003-common stock
issued for exercise of stock
options at $0.07                   225,000         22       15,728             -                 -                -       15,750

July 17,2003-common stock
issued for exercise of stock
options at $0.07                   150,000         15       10,485             -                 -                -       10,500

July 28,2003-common stock
issued for exercise of stock
options at $0.07                    75,000          8        5,242             -                 -                -        5,250

August 1, 2003-common stock
issued for exercise of stock
options at $0.07                   300,000         30       20,970             -                 -                -       21,000

August 8, 2003-common stock
issued for exercise of stock
options at $0.07                   100,000         10        6,990             -                 -                -        7,000

August 11, 2003-common stock
issued for exercise of stock
options at $0.07                   275,000         27       19,223             -                 -                -       19,250

August 14, 2003-common stock
issued for exercise of stock
options at $0.07                    50,000          5        3,495             -                 -                -        3,500

August 14, 2003-common stock
issued for exercise of stock
options at $0.08                   550,000         55       43,945             -                 -                -       44,000

August 29, 2003-common stock
issued for exercise of stock
options at $0.08                   150,000         15       11,985             -                 -                -       12,000


August 29, 2003-common stock
issued for exercise of stock
options at $0.07                    50,000          5        3,495             -                 -                -        3,500
---------------------------------------------------------------------------------------------------------------------------------
Balance, October 7, 2003        13,584,750    $ 5,007    $8,847,466   $ (318,964)      $(8,304,739)	    $ 6,832     $235,602

Share split forward, 3:1
October 8,2003                  27,169,539         -              -             -                -                -            -
---------------------------------------------------------------------------------------------------------------------------------
Balance forward,
October 8, 2003
after 3:1 forward split         40,754,289      5,007    $8,847,466   $ (328,864)     $(8,304,739)         $ 6,832      235,602

October 13, 2003-common stock
issued for services at $0.03     6,091,667        609       182,141             -               -                -       182,750

October 13, 2003-common stock
issued for exercise of stock
options at $0.04                1,200,000         120        47,880             -               -                -        48,000

October 13, 2003-common stock
issued for exercise of stock
options at $0.04                  830,000          83        33,117             -               -                -        33,200

October 22, 2003-common stock
issued for interest in mining
property at $0.06                 450,000          45        26,955             -               -                -        27,000

October 24, 2003-common stock
issued for exercise of stock
options at $0.04                  556,275          55        22,196             -               -                -        22,251

November 26, 2003-common stock
issued for exercise of stock
options at $0.04                1,000,000         100        39,900             -               -                -        40,000

December 2, 2003-common stock
issued for exercise of stock
options at $0.04                1,413,725         141        56,408             -               -                -        56,549

December 16,2003 cancellation
of stock option                  (100,000)        (10)       (2,323)            -               -                -        (2,333)

Stock Based Compensation                -           -       364,300             -               -                -       364,300

Other comprehensive income(loss)        -           -             -             -               -           (6,947)       (6,947)

Deferred Compensation expense
 recorded in year                       -           -             -       140,332               -                -       140,332

Net loss for the year ended
December 31,2003                        -           -             -             -      (1,279,867)               -     (1,279,867)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003,
 carried forward               52,195,596     $ 6,150    $9,618,040     $(188,632)    $(9,584,606)	    $ (115)   $  (149,163)
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MNINING LTD.
                     (Formerly Golden Spirit Minerals LTD.)
                         (A Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2004
                                  (CONTINUED)

                                                                                     Deficit
                                                                                     accumulated      Accumulated
                                                         Additional                  during the       other
                                 Number                  Paid In      Deferred       development      comprehensive
                                 of shares   Amount      Capital      Compensation   stage            income (loss)      Total
                                 ----------  -------    ----------    -----------   --------------   -------------     ---------
Balance, December 31, 2003	 52,195,956  $6,150   $ 9,618,040      (188,632)   $ (9,584,606)      $       (115)  $ (149,163)
---------------------------------------------------------------------------------------------------------------------------------
January 10, 2004- common stock
issued for deferred compensation
at $0.05                          2,000,000	200	   99,800      (100,000)	      -                  -            -


January 14, 2004- common stock
issued for debt at $0.04          8,150,000	815	  325,185	      - 	      - 	         - 	326,000

March 26, 2004- common stock
issued for services at $0.02	    400,000	 40	    7,960	      - 	      - 	         - 	  8,000

May 21, 2004- common stock
issued for exercise of stock
options at $0.01                  2,600,000	260	   25,740             -		      -		         -       26,000

June 8, 2004- common stock
issued for exercise of stock
options at $0.01                  1,500,000	150	   14,850	      -		      -	                 -       15,000

June 9, 2004- common stock
issued for exercise of stock
options at $0.01                  1,000,000	100	   9,900	      -               -                  -       10,000

June 17, 2004-  common stock
issued for debt at $0.01          6,200,000	620	  61,380	      -               -                  - 	 62,000

June 29, 2004- common stock
issued for exercise of stock
options at $0.01                    900,000	 90	   8,910	      -               -                  -        9,000

July 6, 2004- return and
cancellation of common stock     (1,300,000)   (130)	(12,870)              -               -   		 -	(13,000)

July 6, 2004- common stock
issued for exercise of stock
options at $0.01                  1,600,000	160	 15,840		      -               -		         -       16,000

September 27, 2004- common stock
issued for exercise of stock
options at $0.12                  3,000,000	300	359,700	              -	              -		         -      360,000

September 28, 2004- common stock
issued for exercise of stock
options at $0.12                  2,000,000	200	239,800	              -               - 		 -	240,000

October 1, 2004- common stock
issued for services at $0.10        130,000	 13	 12,987	        (13,000)              -                  -            -

October 1, 2004- common stock
issued for services at $0.10	  1,750,000	175	174,825	       (175,000)	      -                  -            -

October 18, 2004- common stock
issued for stock dividend
(Note 6)                          8,024,596	803	641,165		      -	       (641,968)                 -            -


October 25, 2004- common stock
issued for property at $0.06	    100,000	10	  5,990	              -	              -                  -        6,000

November 29, 2004- common stock
issued for property rights
at $0.07                          1,000,000	100	 69,900		      -		      -                  -       70,000

December 1, 2004- common stock
issued for services at $0.07	    100,000	10	  6,990	              -               -                  -        7,000

December 1, 2004- common stock
issued for services at $0.07        100,000	10	  6,990		      -		      -                  -        7,000

December 15, 2004- common stock
issued for property rights        1,000,000	100      59,900	              -               -                  -       60,000

Share reconciliation
 after dividend issue	              (360)	  -           -               -		      -                  -            -

Stock Based Compensation                 -        -     552,100		      -	              -                  -      552,100

Other Comprehensive income (loss)	 -        - 	      -		      -               -             (1,112)	 (1,112)

Deferred Compensation Expense
 recorded in the year		         -        -	      -         203,917		      -                  -	203,917

Dividends paid		                 -        -           -               -	       (641,968)	         -     (641,968)

Net loss for the year
ended December 31, 2004		         -        -           -               -	     (1,883,337)                 -   (1,883,337)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004	92,450,192 $ 10,176 $12,305,082	      $(272,715)   $(12,109,911)	    (1,227) $   (68,595)
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      September 13,
                                                          Year ended            Year ended          1993 (inception)
                                                          December 31,          December 31,        to December 31,
                                                              2004                  2003                 2004
                                                          ------------          ------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                               $    (1,883,337)        $ (1,279,867)       $   (11,247,965)
 Adjustments to reconcile net loss to
  net cash from operating activities:
 depreciation                                                      457                4,263                 31,045
 fees and services paid for with shares                        387,918              855,549              2,493,952
 loss on settlement of debt                                    163,000               50,000                302,500
 stock-based compensation                                      552,100              364,300              1,170,000
 non-cash component of URL write-down                                1                    -              1,214,192
 non-cash exploration costs                                    136,000               27,000                163,000
 write-down of technology license                                    -                    -              2,055,938
 write-off of website development costs                              -                    -                126,876
 equity loss from Avalon Energy Corporation                          -                    -              1,394,280
 write down of investment in Avalon Energy Corporation             866                    -                313,301
 (gain)/loss on sale of securities                                   -               32,764                 26,178
 dilution gain-Legacy                                                -             (334,087)              (334,087)
 minority interest in Legacy's loss                                  -                    -               (479,978)
                                                           ------------          -----------           ------------
                                                              (642,995)            (280,078)            (2,770,241)
 net changes in working capital items                          446,622              186,361                898,667
                                                           ------------          -----------           ------------
CASH USED IN OPERATING ACTIVITIES                             (196,373)             (93,707)            (1,871,574)
                                                           ------------          -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Deposit                                                             -                    -                (75,000)
 Technology license                                                  -                    -               (135,938)
 Acquisition of furniture and equipment                              -                    -                (32,696)
 Website development costs                                           -                    -               (126,876)
 Other intangible assets                                             -                    -                 (5,189)
 Net Proceeds from sale of shares of Avalon Energy Corp.         7,454               18,924                 99,470
 Net cash on disposition of Legacy Mining Ltd.                       -                  (45)               209,955
                                                           ------------          -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES                             7,454               18,879                (66,274)
                                                           ------------          -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances from related parties                              111,225               78,617                273,944
Net proceeds on sale of common stock                           676,000                    -              2,266,000
                                                           ------------          -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES                           787,225               78,617              2,539,944
                                                           ------------          -----------           ------------
INCREASE (DECREASE) IN CASH                                     (1,694)               3,789                  2,096

CASH, BEGINNING OF YEAR                                          3,790                    1                      -
                                                           ------------          -----------           ------------
CASH, END OF YEAR                                      $         2,096         $      3,790         $        2,096
                                                           ============          ===========           ============
SUPPLEMENTAL CASH FLOW INFORMATION (see Note 10)

The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Spirit Minerals Ltd.)
                         (an Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development. On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is an exploration stage company and its general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $12,109,911 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

Financial instruments

The Company's financial instruments include cash, accounts receivable, marketable equity securities, due from Legacy Mines Ltd., accounts payable, due to Avalon Energy Corporation, and due to related parties. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's marketable equity securities is estimated based on their market value. Management believes that the fair value of its accounts payable approximates its carrying value.

Furniture and Equipment

Furniture and equipment is carried at acquisition cost less accumulated depreciation calculated on a 30% declining balance basis.

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at December 31, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

Stock Based Compensation

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                  Year ended       Year ended
                                                  December 31,     December 30,
                                                      2004            2003
                                                  ------------   --------------
Net income (loss) for the year     As reported    $(1,883,337)	$  (1,279,867)
SFAS 123 compensation expense      Pro-forma         (131,100)	     (169,400)

Net loss for the period            Pro-forma      $(2,014,437)	$  (1,449,267)
Pro-forma basic net loss per share Pro-forma      $     (0.03)    $     (0.04)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF")in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation relating to the fair value of shares issued for consulting fees pursuant to multi-year contracts. Previously, the Company classified the unearned portion of these fees as prepaid service contracts. Effective in the fourth quarter of 2004 management determined that these unearned amounts are more appropriately classified as deferred compensation as a component of stockholders' equity. The deferred compensation continues to be amortized to operations as earned in accordance with the terms of the contracts and accordingly there is no change in the reported losses for any period presented and since inception as a result of this reclassification. However, this did result in a reduction of reported assets and stockholders' equity of $188,632 as at December 31, 2003, $123,964 as at December 31, 2002, $195,860 as at December 31, 2001 and $404,106 as at December 31, 2000.

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2003 the Company bought 303,750 shares of Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $32,764. During 2004, the Company sold 52,000 shares for net proceeds of $7,454 and realized a loss of $866. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $1,126 which was recorded as other comprehensive loss for the year.

As at December 31, 2004 the Company owns 10,351 shares of Avalon's common stock with a fair value of $545.

NOTE 4 - RESOURCE PROPERTIES

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500.

As of December 31, 2004 the Company has completed the Phase I work program and expects to begin Phase II sometime in 2005

Blue Doe and June Ellen

On June 9, 2004 the Company entered into an agreement with Walter Doyle ("Doyle"), to acquire from Doyle 95% ownership of the Blue Doe Gold Prospect and the June Ellen Gold Prospect (the "Prospects) located in the northern part of the Ravenswood Batholith in Queensland, Australia for:

1. $1,000 plus 5,000,000 restricted Rule 144 shares of common stock on closing

2.  5,000,000 restricted Rule 144 shares of common stock on September 9, 2004;

3. 10,000,000 restricted Rule 144 shares of common stock on November 9, 2004;
   and

4. A work commitment of $200,000 over a period of two years based on a work program to be mutually agreed upon.

Upon further review of the Prospect and terms and conditions outlined in the agreement, the Company decided not to proceed with the Blue Doe and June Ellen acquisition. The Company has no further obligations relating to this agreement.

Uinta Basin

On November 10, 2004, the Company entered into an agreement with Avalon, a Company with directors in common, to acquire a 40% interest in the Letter of Intent and Participation Agreement that Avalon acquired from Pioneer Oil and Gas ("Pioneer") in a gas field lease in the Uinta Basin, located in the US Rockies, Utah.

Upon signing of the agreement, the Company issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to Avalon and was to acquire the 40% working interest in the gas lease upon Avalon receiving a payment of $750,000 on or before December 10, 2004. In return, upon payment of the purchase price of $750,000 by the Company, Avalon was to issue 2,000,000 shares of its common stock to the Company. Upon receiving the $750,000, Avalon was required to pay Pioneer $706,279 to acquire its 85% working interest.

On December 10, 2004, the Company received an extension to December 24, 2004 to meet the requirements of the initial agreement. The Company issued an additional 1,000,000 retricted Rule 144 common shares valued at $60,000 as consideration for the extension. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated

Second Chance Claims

On October 10, 2004, the Company entered into an agreement with Lee Holland ("Holland"), to acquire from Holland 90% ownership of the Second Chance claims (the "Claims") located in the Ester Creek area of Alaska for:

1. $2,000 (paid) plus 100,000 restricted Rule 144 shares of common stock valued at $6,000 (issued).

2. $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000.

The Company paid $6,000 to December 31, 2004 towards the acquisition and completed the acquisition in February, 2005.

Under the terms of the agreement Holland retains a 10% non-assessable interest in the Claims.

NOTE 5 - DEFERRED COMPENSATION

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

On October 1, 2004, the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company's common stock.

On October 1, 2004, the Company entered into an agreement with an individual, with a six month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company's common stock.

On October 1, 2004, the Company entered into an agreement with Holm Investments Ltd. a private company controlled by a shareholder, for a three year term, whereby Holm Investments Ld. will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock. The investor relations services include researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On January 10, 2003, the Company entered into agreements with:

1. Compte de Sierge Accomodative Corp. ("Compte"), a private company, for a two and one-half year term, whereby Compte will provide investment-banking services to the Company, (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying, and evaluating acquisition proposals in Europe.

2. Y.E.N.N. Asset Management ("Y.E.N.N."), a private company controlled by a significant shareholder, for a two and one-half year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in North and South America.

3. Inter-Orient Investments Ltd. ("Inter-Orient"), a private company controlled by a significant shareholder, for a two year term, whereby Inter-Orient will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

4. Asiatic Management Consultants Ltd. ("Asiatic"), a private company controlled by a significant shareholder, for a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $25,000) in exchange for 750,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in the Far East.

5. HBK Investments Services Ltd. ("HBK"), a private company controlled by an employee, for a two year term, whereby HBK will provide investor relations services to the Company (valued at $20,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations services include researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd. ("Palisades"), a private company controlled by a significant shareholder, with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 105,000 restricted shares of the Company's common stock.

The value of these service contracts is amortized over the respective contact periods. During 2004 a total of $203,917 was charged to operations.

At December 31, 2004 the unamortized balance of deferred compensation with respect to the above described service contracts totaled $272,715 (2003 - $188,632), and has been recorded as a component of stockholders' equity. (Refer to Note 2.)


NOTE 6 - CAPITAL STOCK

The Company's capitalization is 500,000,000 common shares with a par value of $.0001 per share.

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

Name Change

On September 29, 2004, the Company filed certain changes to its Articles of Incorporation with the State of Delaware:

1. Effective at the opening of business October 18, 2004, the Company changed its name to "Golden Spirit Mining Ltd."

2. Effective at the opening of business October 18, 2004, the Company increased its authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock.


2004 Transactions

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

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company's common stock. (See Note 5)

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two year term, whereby this company will provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company's common stock. (See Note 5)

On January 10, 2004 the Company entered into agreements with two individual consultants with one year terms, whereby these individuals will provide consulting services with respect to the Company's mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company's common stock. (See Note 5).

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

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock.

Effective September 30, 2004, the Company declared a 10% stock dividend to all of the shareholders of record representing 80,245,956 shares of the Company's common stock. The stock dividend of 8,024,596 shares was issued on October 17, 2004 and recorded at a fair value of $641,968.

The Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded this stock dividend at a fair value of $641,968 and issued 8,024,596 in payment on October 17, 2004.

On October 10, 2004, the Company issued 100,000 shares valued at $6,000 pursuant to an agreement to acquire 90% ownership of the Second Chance claims located in the Ester Creek area of Alaska.

On November 29, 2004, the Company issued 1,000,000 common shares 144-Registered valued at $70,000 as a non-refundable deposit to Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, pursuant to an agreement to acquire a 40% working interest in certain gas leases in the Uinta Basin, Utah.

On December 15, 2004, the Company issued an additional 1,000,000 common shares 144-Registered valued at $60,000 to Avalon as consideration for an extension to meet the terms of the agreement to acquire the 40% interest. (Refer to Note 4.)

On December 1, 2004, the Company issued 200,000 common shares valued at $14,000 in settlement of directors' salaries.

2003 Transactions

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

Stock Options

The following table summarizes the Company's stock option activity:


                                                              Weighted Average
                                Number                            Remaining
                                  of         Weighted Average  Contractual Life
                               Options        Exercise Price      in Years
                             -----------     ---------------- -----------------
Balance, December 31, 2002             -             -                -
Granted                       10,000,000      $   0.55             5.00
Exercised                     (9,980,000)     $  (0.54)            5.00
-------------------------------------------------------------------------------
Balance, December 31, 2003 	 20,000       $   0.06 	           4.04
Granted	                     13,000,000       $   0.03 	           5.00
Exercised	            (13,000,000)      $  (0.03)	          (5.00)
-------------------------------------------------------------------------------
Balance, December 31, 2004	 20,000	      $  0.03 	           3.04
===============================================================================

2004 Stock Option Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt as disclosed above. On March 22, 2004, 400,000 stock option shares were granted to an employee at $0.02 per share. The 400,000 options were exercised on March 26, 2004 in settlement of a debt in the amount of $8,000. A fair value of $7,900 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229% .

On May 21, 2004, 2,600,000 options were granted at $.01 per share, 1,400,000 to
an employee and two directors and 1,200,000 to consultants.   A total fair value
of $25,800 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $11,900 has been expensed and the value of the employee and directors options, being $13,900, has been recorded on a pro-forma basis during the year. All of the 2,600,000 options were exercised on May 28, 2004 for proceeds of $26,000.

On June 3, 2004, 5,000,000 stock option shares were granted at $0.01 per share, 3,650,000 shares to consultants and 1,350,000 shares to employees. A total fair value of $49,500 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $30,200, has been expensed in the period. The value of the employees' options, being $19,300, has been recorded on a pro-forma basis during the year. As at September 30, 2004, all of the 5,000,000 options were exercised for proceeds of $50,000.

On September 27, 2004, 5,000,000 stock option shares were granted at $0.12 per share, 4,250,000 shares to consultants and 750,000 shares to employees. A total fair value of $600,000 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The value of the consultants' options, being $510,000, has been expensed in 2004. The value of the employees' options, being $90,000, has been recorded on a pro-forma basis during the year. All of the 5,000,000 options were exercised for proceeds of $600,000 which were received in full by October 14, 2004.

2003 Stock Option Transactions

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

Of the total stock options exercised during 2003, a total of 250,000 of the related shares of common stock were reacquired, returned to treasury and cancelled.

The 2003 stock option figures, as noted above, have not been restated to reflect the October 8, 2003, 3:1 forward stock split. All of the 9,980,000 stock options exercised in 2003 were done so in settlement of debt in the total amount of $535,800.

NOTE 7 - DILUTION GAIN - LEGACY MINING LTD.

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

The culmination of the above transactions has resulted in a reduction of the Company's interest in Legacy from 59% to 4%. As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain. The net dilution gain on the reduction in interest ownership of Legacy was $334,087. Commencing January 1, 2004 the Company will account for its investment in Legacy at cost. As at December 31, 2004 the carrying value of the Company's investment in Legacy is $nil.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company issued 2,700,000 shares to two directors for outstanding management fees totalling $64,000 and 1,000,000 shares to one employee for outstanding professional fees totalling $20,000.

During the year ended December 31, 2004, companies controlled by significant shareholders earned $79,500 (2003 - $84,500) pursuant to an investment banking services contracts.

During the year ended December 31, 2004, a company controlled by an employee earned $8,332 (2003-$8,332) and companies controlled by significant shareholders earned $ 20,833 (2003 - $Nil) pursuant to investor relations services contracts.

At December 31, 2004 a total of $10,576 (2003 - $Nil) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specific terms of repayment. Legacy Mining Ltd. currently has filed an application for trading on the pink sheets.

During the year ended 2004, the Company incurred: (1) $73,500 to a company controlled by a significant shareholder for consulting fees and(2) $450,000 to a significant shareholder for consulting fees;

During the year ended December 31, 2004, the Company incurred expenses for office rent of $19,713 (2003 - $17,736) and management fees of $9,000 (2003 -
$24,000) to a Company controlled by an employee.

At December 31, 2004 a total of $45,813 (2003 - $42,286) is owing to Avalon for cash advances.

At December 31, 2004, the following amounts are due to related parties:

		                 2004		2003
		            -------------------------------
Employee	            $	17,542	     $	5,753
Significant Shareholder		 5,226	       19,015
	                    -------------------------------
	                    $	22,768 	     $ 24,768
	                    ===============================

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

See Notes 4, 5, and 6


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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:



	                                         Year ended        Year ended
                                                December 31,      December 31,
                                                   2004	              2003
                                               --------------     -----------
Federal income tax provision at statutory rate	  (35.0)%	    (35.0)%
State income tax provision at statutory rate,
   net of federal income tax effect	           (8.7)   	     (8.7)
------------------------------------------------------------------------------
Total income tax provision rate	                  (43.7)%	     (43.7)%
==============================================================================

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

		                          2004		   2003
	                                 ------           ------
Non-capital loss carry forwards	     $ 4,600,000       $ 3,900,000
Valuation allowance		      (4,600,000)	(3,900,000)
                                      -----------     -------------
	                             $	       -       $	-
                                      ===========     =============

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.


		                 Year ended                 Year ended
		               December 31, 2004	 December 31, 2003
                               -----------------        -------------------
Cash paid during the year for:

	Interest		$       - 	          $        -
	Income taxes		$       - 	          $        -

During the year ended December 31,2004

The Company issued 3,880,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $100,000. (Refer to Note 5).

The Company issued 8,150, 000 shares with a fair value of $326,000 in settlement of $93,000 of consulting fees and $20,000 of professional fees and $50,000 of directors fees payable.

The Company issued 6,200,000 shares with a fair value of $62,000 in settlement of $62,000 of consulting fees incurred in 2004.

A total of 400,000 stock options were exercised in exchange for the settlement of $8,000 of debt.

A total of 1,300,000 shares of common stock previously issued for consulting services to be rendered in the amount of $13,000 were returned to treasury and cancelled

The Company issued 8,024,596 shares of common stock in connection with the declaration of a ten percent stock dividend.

The Company issued 200,000 shares with a fair value of $14,000 in settlement to directors' fees.

During the year ended December 31, 2004, the Company issued 100,000 restricted common shares with a fair value of $6,000 for the acquisition of the Second Chance mining claims.

During the year ended December 31, 2004, the Company issued 2,000,000 restricted common shares with a fair value of $130,000 representing a non-refundable deposit for the proposed acquisition of certain gas leases in the Uinta Basin, Utah.

During the year ended December 31, 2003

The Company issued 5,850,000 common shares for deferred compensation with respect to consulting, investor relations and investment banking service contracts valued at $195,000 (Refer to Note 5) and 100,000 common shares for payment of outstanding management fees to two directors valued at $10,000.

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

NOTE 11 - CONTINGENCIES

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.

The consultant failed to meet the terms of the stock option agreement by not paying the exercise price. The Company requested the return of the 450,000 shares. The consultant refused to return the shares and the Company put a stop transfer on these shares and is currently engaged in legal proceedings to recover these shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. The Company considers the lawsuit to be without merit and is currently defending this claim. The outcome of this legal action is presently not determinable.

NOTE 12 - SUBSEQUENT EVENTS

On January 12, 2005, the Company filed a Registration Statement on Form S-8 for 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). A total number of 19,000,000 options were granted to consultants subsequent to December 31, 2004, of which 3,075,000 were exercised at $0.03 per share for proceeds of $92,250.

On April 4, 2005, Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession in the African Continent. The Company paid a $5,000 Cdn consultant fee to a third party to commence the process of acquiring a Mining Agreement with Niger's Ministry of Mines with respect to obtaining a Prospecting Permit which will be valid for thirty (30) years. An additional $5,000 Cdn will be paid to the third party when the Permit is granted by the Ministry of Mines. Upon the signing of this Memorandum of Understanding, a non-refundable 30,000,000 restricted 144 common shares of the Company are issuable to the private corporation and its nominees (not issued). When the Prospecting Permit from the Ministry of Mines is issued, the Company will issue a further 70,000,000 restricted 144 common shares of the Company to the private corporation and its nominees. (not yet issued).

Item 8.  Changes in and Disagreements with Accountants.

There have been no disagreements with Golden Spirit Minerals Ltd's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B. However, our auditors, Labonte & Co., Chartered Accountants merged with another firm during the year and emerged as Dale Matheson Carr-Hilton Labonte, Chartered Accountants.

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

Directorship Changes.

1. Resignation:

   On November 30, 2004, the Registrant accepted the resignation of Robert Waters as President, Director and Chief Executive Officer of the Registrant. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

2. Appointment:

   On November 30, 2004, Carlton Parfitt was appointed President, Director and Chief Executive Officer of the Registrant.

Our directors and principal executive officers are as specified on the following table:

Name and Address	     Age       Position	           Term as Director
-------------------------------------------------------------------------------
Robert Klein
4540 Woodgreen Place	     57     President/Director   From March 16, 2001
West Vancouver,                                              to present
British Columbia,
Canada  V7S 2V6



Carlton Parfitt		     38	     Director	         From November 30, 2004
Suite 801 - 1875 Robson Stree                                 to present
Vancouver, BC  V6G 1E5

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

Carlton Parfitt is a member of our Board of Directors. Mr. Parfitt, bilingual in English and Japanese, graduated in 1991 with Honors from Simon Fraser University, British Columbia. While attending university, Mr. Parfitt worked as a co-op student for the Department of National Defense ( Canada ). After completing his Bachelor of Science in Physics, and before becoming involved in the digital media industry, Carlton Parfitt was a research scientist at companies such as TRIUMF, on the campus of the University of British Columbia, and CTF Communications Inc. based in Coquitlam, British Columbia.

Between the years 1998 and 2000, Mr. Parfitt was the founder and director of Elgrande.com Inc., an OTC: BB Company. During this time, he was intimately involved in Board operations, governance, as well as strategic business development and financing. Responsibilities for strategic market development included building strategic Blue Chip clients globally. Here, he drew upon his business consulting experience in Japan where he was a consultant for several years. While in Japan, Mr. Parfitt also participated in contract negotiations, shareholder relations and operations. Currently, Carlton Parfitt is the president of Third Wave Consulting Inc., a company specializing in digital media. His focuses include marketing consulting, project management, event planning and corporate communications for new media production.

There are no familial relationships between our officers and directors.

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

Transactions with Promoters.

On January 28, 2000, the Company entered into an agreement with Palisades Financial Ltd. ("Palisades"), a private company controlled by a significant shareholder, with a 5-year term, whereby Palisades will provide investment-banking services to the Company (valued at $297,500) in exchange for 105,000 restricted shares of the Company's common stock.

On January 10, 2003, the Company entered into an agreement with HBK Investments Services Ltd. ("HBK"), a private company controlled by an employee, for a two year term, whereby HBK will provide investor relations services to the Company (valued at $20,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations services include researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On January 10, 2003, the Company entered into and agreement with Y.E.N.N. Asset Management ("Y.E.N.N."), a private company controlled by a significant shareholder, for a two and one-half year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in North and South America.

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

On October 1, 2004, the Company entered into an agreement with Holm Investments Ltd. ("Holm")a private company controlled by a shareholder, for a three year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock.

Item 10.  Executive Compensation.

Directors' Compensation. During the year ended December 31, 2004, the Company issued 200,000 common shares valued at $14,000 in settlement of directors' salaries .In addition, the Company has issued 2,500,000 common shares in January 2004 to two directors for outstanding management fees payable at December 31, 2003 in the amount of $50,000. A total of $915 was paid to two directors in cash.

Stock Based Compensation. During the year ended December 31, 1999, $253,669 in stock based compensation was recorded in our financial statements. Stock based compensation in respect to stock options granted to officers, directors and employees in 2003 is calculated using the Black-Sholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of between 205% and 229%. During the year ended December 31, 2003, $364,300 in stock based compensation was recorded in our financial statements. During the year ended December 31, 2004, $552,100 in stock based compensation was recorded in our financial statements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.
                                                Amount and           Percent
                      Name of                   Nature of           of Class
Title of Class    Beneficial Owner             Beneficial Owner    Common Stock
--------------------------------------------------------------------------------
Common Stock    CEDE & Co. (1)                  39,921,993            35.6 %
	        The Depository Trust Co.
		P.O. Box 222 Bowling Green Station
		New York, New York 10274

(1) In 2001, we requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List, there were no holders of more than 5% of our issued and outstanding shares.

Security Ownership by Management. As of December 31, 2004, our directors, Robert Klein owned 150,000 shares and Carlton Parfitt owned 100,000 shares for and aggregate total of 250,000 shares or 0.27% of the common stock outstanding.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

During the year ended December 31, 2004, the Company issued 2,700,000 shares to two directors for outstanding management fees totalling $64,000 and 1,000,000 shares to one employee for outstanding remuneration totalling $20,000.

During the year ended December 31, 2004, companies controlled by significant shareholders earned $79,500 (2003 - $84,500) pursuant to an investment banking services contracts.

During the year ended December 31, 2004, a company controlled by an employee earned $8,332 (2003-$8,332) and companies controlled by significant shareholders earned $ 20,833 (2003 - $Nil) pursuant to investor relations services contracts.

During the year ended 2004, the Company incurred: (1) $73,500 to a company controlled by a significant shareholder for consulting fees; (2) $400,000 to a significant shareholder for consulting fees; and (3) $50,000 to a significant shareholder for $50,000 for expenses paid on behalf of the Company.

During the year ended December 31, 2004, the Company incurred expenses for office rent of $19,713 (2003 - $17,736) and management fees of $9,000 (2003 -
$24,000) to a Company controlled by an employee.

At December 31, 2004 a total of $45,813 (2003 - $42,286) is owing to Avalon for cash advances. These advances are non-interest bearing and are being repaid periodically from the sale of securities held by the Company.

At December 31, 2004, the following amounts are due to related parties:

		              2004		2003
			    -------            -------
Employee	            $ 17,542	      $ 5,753
Significant Shareholder	       5,226	       19,015
	                    --------           -------
	                    $ 22,768 	      $ 24,768
                            ========           ========
All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

o obtain shareholder consent where required; and (v) take any and all other action required by relevant law and /or our governing documents


Item 13.  Exhibits

a) Exhibits

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief
	       Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief
	       Financial Officer.

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief
	       Executive Officer.

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief
	       Financial Officer.

b) Form 8-K:

(i) Reports on Form 8-K dated August 25, 2004 with respect to Amended articles of Incorporation; Items 5.03, 8.01 and 9.01.

(ii) Reports on Form 8-K dated October 29, 2005 with respect to acquisition Second Chance property; Items 2.01 and 9.01.

(ii) Reports on Form 8-K filed December 1, 2004 with respect to the resignation and appointment of directors; Items 5.02 and 9.01.

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

Code of Ethics:

We intend to adopt a code of ethics in 2005 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer principal financial officer, principal accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.ure.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 2005.

				Golden Spirit Mining Ltd.,
				a Delaware corporation

				By:	/s/: R. Klein
					--------------
					Robert Klein
				Its:	President and a Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: R. Klein
---------------			April 20, 2005
Robert Klein
President and a Director

/s/: C. Parfitt
----------------		April 20, 2005
Carlton Parfitt
Director