Form 10KSB/A
period 2004-12-31
GOLDEN SPIRIT MINING LTD
filed 2005-04-20
CIK 1076262

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

CONSOLIDATED STATEMENTS OF CASH FLOWS...................F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............F-13 - F-32
-------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Golden Spirit Mining Ltd. (formerly Golden Spirit Minerals Ltd.)

We have audited the consolidated balance sheets of Golden Spirit Mining Ltd. (formerly Golden Spirit Minerals Ltd.) (an exploration stage company) as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 2005.

				Golden Spirit Mining Ltd.,
				a Delaware corporation

				By:	/s/: R. Klein
					--------------
					Robert Klein
				Its:	President and a Director



In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: R. Klein
---------------			April 20, 2005
Robert Klein
President and a Director

/s/: C. Parfitt
----------------		April 20, 2005
Carlton Parfitt
Director