Form 10KSB/A
period 2004-12-31
GOLDEN SPIRIT MINING LTD
filed 2005-05-09
CIK 1076262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  (Amendment #2)

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


                             GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      September 13,
                                                          Year ended            Year ended          1993 (inception)
                                                          December 31,          December 31,        to December 31,
                                                              2004                  2003                 2004
                                                          ------------          ------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                               $    (1,883,337)        $ (1,279,867)       $   (11,247,965)
 Adjustments to reconcile net loss to
  net cash from operating activities:
 depreciation                                                      457                4,263                 31,045
 fees and services paid for with shares                        387,918              855,549              2,493,952
 loss on settlement of debt                                    163,000               50,000                302,500
 stock-based compensation                                      552,100              364,300              1,170,069
 non-cash component of URL write-down                                1                    -              1,214,193
 non-cash exploration costs                                    136,000               27,000                163,000
 write-down of technology license                                    -                    -              2,055,938
 write-off of website development costs                              -                    -                126,876
 equity loss from Avalon Energy Corporation                          -                    -              1,394,280
 write down of investment in Avalon Energy Corporation               -                    -                313,301
 (gain)/loss on sale of securities                                 866               32,764                 26,178
 dilution gain-Legacy                                                -             (334,087)              (334,087)
 minority interest in Legacy's loss                                  -                    -               (479,978)
                                                           ------------          -----------           ------------
                                                              (642,995)            (280,078)            (2,770,241)
 net changes in working capital items                         (153,378)             186,371                298,667
                                                           ------------          -----------           ------------
CASH USED IN OPERATING ACTIVITIES                             (796,373)             (93,707)            (2,471,574)
                                                           ------------          -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Deposit                                                             -                    -                (75,000)
 Technology license                                                  -                    -               (135,938)
 Acquisition of furniture and equipment                              -                    -                (32,696)
 Website development costs                                           -                    -               (126,876)
 Other intangible assets                                             -                    -                 (5,189)
 Net Proceeds from sale of shares of Avalon Energy Corp.         7,454               18,924                 99,470
 Net cash on disposition of Legacy Mining Ltd.                       -                  (45)               209,955
                                                           ------------          -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES                             7,454               18,879                (66,274)
                                                           ------------          -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances from related parties                              111,225               78,617                273,944
Net proceeds on sale of common stock                           676,000                    -              2,266,000
                                                           ------------          -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES                           787,225               78,617              2,539,944
                                                           ------------          -----------           ------------
INCREASE (DECREASE) IN CASH                                     (1,694)               3,789                  2,096

CASH, BEGINNING OF YEAR                                          3,790                    1                      -
                                                           ------------          -----------           ------------
CASH, END OF YEAR                                      $         2,096         $      3,790         $        2,096
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

o obtain shareholder consent where required; and (v) take any and all other action required by relevant law and /or our governing documents


Item 13.  Exhibits

a) Exhibits

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief
	       Executive Officer-Amended

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief
	       Financial Officer-Amended

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief
	       Executive Officer-Amended

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief
	       Financial Officer-Amended

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 09, 2005.

				Golden Spirit Mining Ltd.,
				a Delaware corporation

				By:	/s/: R. Klein
					--------------
					Robert Klein
				Its:	President and a Director



In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: R. Klein
---------------			May 09, 2005
Robert Klein
President and a Director

/s/: C. Parfitt
----------------		May 09, 2005
Carlton Parfitt
Director