Form 10QSB
period 2005-03-31
GOLDEN SPIRIT MINING LTD
filed 2005-05-20
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED

                                 March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. . As of March 31, 2005, there were 95,525,192 shares of the issuer's $.0001 par value common stock issued and outstanding
==============================================================================

INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F-18

Item 2.   Management's Discussion and Analysis or Plan of Operation..................2

Item 3.   Controls And Procedures....................................................8

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................9

Item 2.   Changes in Securities and Use of Proceeds................................. 9

Item 3.   Defaults Upon Senior Securities............................................11

Item 4.   Submission of Matters to a Vote of Security Holders........................11

Item 5.   Other Information......................................................... 11

Item 6.   Exhibits and Reports on Form 8-K...........................................14

SIGNATURES...........................................................................14

======================================================================================

Item 1. FINANCIAL STATEMENTS

                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Spirit Minerals Ltd.)

                         (an exploration stage company)

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                  (unaudited)



CONSOLIDATED BALANCE SHEETS.........................F-1

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS.......F-2

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS.......F-3

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..F-4

 -------------------------------------------------------------------------------------


                           GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31, 2005       December 31, 2003
                                                     ------------------      -----------------
ASSETS
CURRENT ASSETS
      Cash                                              $   22,623            $    2,096
      Accounts receivable                                    1,518                 1,168
      Available for sale securities (Note 3)                 1,656                   545
      Due from Legacy Mining Ltd. (Note 7)                  10,576                10,576
                                                            ------                ------
                                                            36,373                14,385

FURNITURE AND EQUIPMENT, net of depreciation                   987                 1,067
                                                          ---------             ---------
                                                        $   37,360            $   15,452
                                                          =========             =========

LIABILITIES
CURRENT
      Accounts payable and accrued liabilities          $   55,292            $   15,467
      Due to Avalon Energy Corporation (Note 7)             75,311                45,813
      Due to related parties (Note 7)                       23,842                22,768
                                                          ---------             ---------
                                                           154,445                84,048
                                                          =========             =========
GOING CONCERN (Note 1)
CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK
      Common stock,$0.0001 par value, 500,000,000
       shares authorized  (Note 6)
      Issued and outstanding:
       95,525,192 (December 31,2003 -
        92,450,192) common shares                           10,484                10,176
      Additional paid-in capital                        12,860,524            12,305,082
      Deferred Compensation (Note 5)		          (205,417              (272,715)
      Deficit accumulated during the exploration stage (12,782,561)          (12,109,911)
      Accumulated other comprehensive loss                    (115)               (1,227)
                                                       ------------          ------------
                                                          (117,085)              (68,596)
						       ------------          ------------
                                                        $   37,360            $   15,452
                                                       ============          ============

The accompanying notes are an integral part of these consolidated financial statements.




                           GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                          September 13, 1993
                                                  Three Months ended  Three Months ended    (inception) to
                                                    March 31,2005      March 31, 2004       March 31, 2005
                                                  -----------------   -----------------     -----------------
REVENUES

 Processing Fees                                   $        -           $        -          $      98,425
 Sale of Oil & Gas Interest                                 -                    -                 47,501
 Interest Income                                            -                    -                  2,927
                                                    ------------          ------------       -------------
                                                            -                    -                148,853
                                                    ------------          ------------       -------------
GENERAL AND ADMINISTRATIVE EXPENSES
 Advertising and marketing                                  -                    -                 55,305
 Consulting fees                                      107,548              127,042              2,683,874
 Consulting fees-stock based compensation (Note 6)    463,500                    -              1,633,569
 Depreciation                                              80                  114                 31,582
 Exploration costs                                      7,194               14,362                237,939
 Investor relations                                    38,869               12,292                517,968
 Loss on settlement of debt                                 -              163,000                302,500
 Management fees                                        4,732                8,000                360,386
 Office and general                                    23,343               11,793                356,154
 Professional fees                                     23,453               25,322                447,985
 Travel and accommodation                               3,197                2,514                168,432
 Wages and salaries                                       734                    -                235,617
 Website development costs                                  -                    -                345,682
 Write-down(recovery) of URL costs                          -                    -              1,571,657
 Write-down of technology license                           -                    -              2,055,938
 Write-off of other assets                                  -                    1                145,186
                                                    -----------          -----------           -----------
                                                      672,650              364,440             11,149,774
                                                    -----------          -----------           -----------
LOSS BEFORE THE FOLLOWING:                           (672,650)            (364,440)           (11,000,921)
								                 -
EQUITY LOSS FROM AVALON                                     -                    -             (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON                          -                 (815)              (313,301)
GAIN (LOSS) ON SALE OF SECURITIES                           -                    -                (26,178)
DILUTION GAIN-LEGACY                                        -                    -                334.087
MINORITY INTEREST IN CARDSTAKES' LOSS                       -                    -                479,978
                                                   ------------         -----------            ------------
NET LOSS FOR THE PERIOD                          $   (672,650)         $  (365,255)          $(11,247,965)
                                                   ============         ===========            ============

BASIC NET LOSS PER SHARE                         $      (0.01)	       $     (0.01)
                                                   ============        ============
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING (Note 6)                       93,897,970	         60,516,285
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

                           GOLDEN SPIRIT MINING LTD.
                     (Formerly Golden Spirit Minerals Ltd.)
                         (A Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 September 13,
                                                           Three Months        Three Months      1993 (inception)
                                                               ended              ended          to March 31,
                                                           March 31, 2005     March 31, 2004          2003
                                                          ------------        --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                               $      (672,650)       $   (365,255)    $   (11,920,615)
 Adjustments to reconcile net loss to
  net cash from operating activities:
 depreciation                                                       80                 114              31,582
 fees and services paid for with shares                         67,298             167,334           2,561,250
 loss on settlement of debt                                          -             163,000             302,500
 stock-based compensation                                      463,500                   -           1,633,569
 non-cash component of URL write-down                                -                   -           1,214,193
 non-cash exploration costs                                          -                   -             163,000
 write-down of technology license                                    -                   -           2,055,938
 write-off of website development costs                              -                   -             126,876
 equity loss from Avalon Energy Corporation                          -                   -           1,394,280
 write down of investment in Avalon Energy Corporation               -                   -             313,301
 (gain)/loss on sale of securities                                   -                 815              26,178
 dilution gain-Legacy                                                -                   -            (334,087)
 minority interest in Legacy's loss                                  -                   -            (479,978)
 net changes in working capital items                           39,477              16,225             338,144
                                                           ------------         ------------       ------------
CASH (USED IN) OPERATING ACTIVITIES                           (102,295)            (17,737)         (2,573,869)
                                                           ------------         ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Deposit                                                             -                   -             (75,000)
 Technology license                                                  -                   -            (135,938)
 Acquisition of furniture and equipment                              -                   -             (32,696)
 Website development costs                                           -                   -            (126,876)
 Other intangible assets                                             -                   -              (5,189)
 Net Proceeds from sale of shares of Avalon Energy Corp.             -                   -              99,470
 Net cash on disposition of Legacy Mining Ltd.                       -               7,185             209,955
                                                           ------------         ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES                             7,454               7,185             (66,274)
                                                           ------------         ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances from related parties                               30,572               7,090             304,516
Net proceeds on sale of common stock                            92,250                   -           2,358,250
                                                           ------------          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES                           122,822               7,090           2,662,766
                                                           ------------          ------------      ------------
INCREASE (DECREASE) IN CASH                                     20,527              (3,462)             22,623

CASH, BEGINNING OF PERIOD                                        2,096               3,790                   -
                                                           ------------          ------------      ------------
CASH, END OF PERIOD                                     $       22,623           $     328          $   22,623
                                                           ===========           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN SPIRIT MINING LTD.
                     (formerly Golden Spirit Minerals Ltd.)
                         (an exploration stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception of $12,782,561 and at March 31, 2005 had working capital deficiency of $118,072. The Company and its subsidiaries are in the exploration stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-
B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant area requiring management's estimates and assumptions relates to determining the fair value of stock based compensation.

Financial instruments

The Company's financial instruments include cash, accounts receivable, marketable equity securities, due from Legacy Mining Ltd., accounts payable, due to Avalon Energy Corporation, and due to related parties. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's marketable equity securities is estimated based on their market value. Management believes that the fair value of its accounts payable approximates its carrying value.

Furniture and Equipment

Furniture and equipment is carried at acquisition cost less accumulated depreciation calculated on a 30% declining balance basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at March 31, 2005, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:


                                              Three Months ended   Three Months ended
                                                 March 31, 2005       March 31, 2004
                                    -----------------------------------------------
Net income (loss) for the period     As reported  $  (672,659)      $  (365,255)
SFAS 123 compensation expense        Pro-forma       (106,500)           (7,900)
                                                   -------------     -------------
Net loss for the period              Pro-forma       (779,150)         (373,155)
                                                   ============      ============
Pro-forma basic net loss per share   Pro-forma    $     (0.01)      $     (0.01)
                                                   ============      ============

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation relating to expenses as well as to the fair value of shares issued for consulting fees pursuant to multi-year contracts. Previously, the Company classified the unearned portion of these fees as prepaid service contracts. Effective in the fourth quarter of 2004 management determined that these unearned amounts are more appropriately classified as deferred compensation as a component of stockholders' equity. The deferred compensation continues to be amortized to operations as earned in accordance with the terms of the contracts and accordingly there is no change in the reported losses for any period presented and since inception as a result of this reclassification.

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2003 the Company bought 303,750 shares of Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, for $55,786 and sold 355,750 shares, out of a balance of 418,101 shares, for net proceeds of $74,710 and realized a loss of $32,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $115 which was recorded as other comprehensive income for the year. As at December 31, 2003 the Company owned 62,351 shares of Avalon's common stock.

During 2004, the Company sold 52,000 shares for net proceeds of $7,454 and realized a loss of $866. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $1,126 which was recorded as other comprehensive loss for the year. As at March 31, 2005 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $1,112 which was recorded as other comprehensive income for the period.As at March 31, 2005, the Company owns 10,351 shares of Avalon's common stock with a fair value of $1,656.

NOTE 4 - RESOURCE PROPERTIES

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500.

In July, 2004 the Company completed the Phase I work program and expects to begin Phase II in July, 2005. Legal counsel is in the process of having ownership transferred to the Company. Second Chance Claims

On October 10, 2004, the Company entered into an agreement with Lee Holland ("Holland"), to acquire from Holland 90% ownership of the Second Chance claims (the "Claims") located in the Ester Creek area of Alaska for:

1. $2,000 plus 100,000 restricted Rule 144 shares of common stock valued at $6,000.

2. $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000.

As at March 31, 2005, the Company has completed the acquisition of the property and legal counsel is in the process of having ownership transferred to the Company. Under the terms of the agreement Holland retains a 10% non-assessable interest in the Claims.

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

On December 10, 2004, the Company received an extension to December 24, 2004 to meet the requirements of the initial agreement. The Company issued an additional 1,000,000 restricted Rule 144common shares valued at $60,000 as consideration for the extension. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated.

NOTE 5 - DEFERRED COMPENSATION

On January 10, 2004, the Company entered into agreements with:

1. J & S Overseas Holdings Ltd.,("J&S") a private company controlled by a significant shareholder, for a two year term, whereby J & S will provide investment- banking services to the Company (valued at $50,000) in exchange for 1,000,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

2. 1063244 Alberta Ltd.,("1063244) a private company controlled by a significant shareholder, for a two year term, whereby 1063244 Alberta will provide investor relations services to the Company (valued at $40,000) in exchange for 800,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

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

On October 1, 2004, the Company entered into an agreement with Holm Investments Ltd. ("Holm") a private company controlled by a shareholder, for a three year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock. The investor relations services include researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

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

At March 31, 2005 the unamortized balance of deferred compensation with respect to the above described service contracts totaled $205,417 and has been recorded as a component of stockholders' equity. (Refer to Note 2.)

NOTE 6 - CAPITAL STOCK

The Company's capitalization is 500,000,000 common shares with a par value of $0.0001 per share.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On February 8, 2005 3,550,000 stock option shares were granted to an employee at $0.03 per share and 15,450,000 stock option shares were granted to consultants.at $0.03 per share A fair value of $570,000 for these options ($106,500 for the employee options and $463,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. In the three month period ended March 31, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis (see Note 2.)

A total of 800,000 options were exercised during the period by an employee for proceeds of $24,000 and 2,275,000 options were exercised during the period by consultants for proceeds of $68,250.

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

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan and 6,200,000 shares of common stock for debt.

On June 17, 2004 the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totalling $62,000.

On October 1, 2004 , the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company's common stock.(See Note 5).

On October 1, 2004, the Company entered into an agreement with an individual, with a six month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company's common stock.(See Note 5).

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock.(See Note
5)

Effective September 30, 2004, the Company declared a 10% stock dividend to all of the shareholders of record representing 80,245,956 shares of the Company's common stock. The stock dividend of 8,024,596 shares was issued on October 17, 2004 and recorded at a fair value of $641,968.

The Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded this stock dividend at a fair value of $641,968 and issued 8,024,596 in payment on October 17, 2004..

On October 10, 2004, the Company issued 100,000 shares valued at $6,000 pursuant to an agreement to acquire 90% ownership of the Second Chance claims located in the Ester Creek area of Alaska.(See Note 4).

On November 29, 2004, the Company issued 1,000,000 common shares 144-Registered valued at $70,000 as a non-refundable deposit to Avalon pursuant to an agreement to acquire a 40% working interest in certain gas leases in the Uinta Basin, Utah.

On December 15, 2004, the Company issued an additional 1,000,000 common shares 144-Registered valued at $60,000 to Avalon as consideration for an extension to meet the terms of the agreement to acquire the 40% interest.. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated.

On December 1, 2004, the Company issued 200,000 common shares valued at $14,000 in settlement of directors' salaries.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, companies controlled by significant shareholders earned $27,080 (2004 - $31,542) pursuant to an investment banking services contracts (See Note 5).

During the three months ended March 31, 2005, a company controlled by an employee earned $Nil (2004-$2,083) companies controlled by significant shareholders earned $ 27,917 (2004 - $10,208) pursuant to investor relations services contracts (See Note 5).

During the three months ended March 31, 2005, the Company paid $4,732 (2004 - $8,000) to two directors for management fees.

During the three months ended March 31, 2005, the Company incurred expenses for office rent of $5,099 (2004 - $4,735) to a company controlled by a shareholder.

At March 31, 2005 a total of $ 75,311 (December 31, 2004 - $45,813) is owing to Avalon for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2005 a total of $10,576 (December 31, 2004 - $10,576) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2005, the following amounts are due to related parties:


                           March 31, 2005    December 31, 2004
			--------------------------------------
Employee	             $    192	     $	17,542
Significant Shareholders       23,650		 5,226
	                --------------------------------------
	                     $ 23,842	     $  22,768
	                ======================================

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 - CONTINGENCIES

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.

The consultant failed to meet the terms of the stock option agreement by not paying the exercise price. The Company requested the return of the 450,000 shares. The consultant refused to return the shares and the Company put a stop transfer on these shares and is currently engaged in legal proceedings to recover these shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgement awarding the plaintiff $15,000 Cdn. in damages, however, the 450,000 shares are to be returned to the Company. The plaintiff is also entitled to costs of the action in the amount of $7,180 Cdn. The Company intends to dispute the claim of damages and costs.

NOTE 9 - SUBSEQUENT EVENTS

On January 12, 2005, the Company filed a Registration Statement on Form S-8 for 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan. A total number of 19,000,000 options were granted to employees and consultants, of which 3,075,000 shares were exercised at $0.03 per share during the period for proceeds of $92,250. Subsequent to March 31, 2005, an additional 2,000,000 shares were exercised at $0.03 per share for proceeds of $60,000.

On April 4, 2005, Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession in the African Continent. The Company paid a $5,000 Cdn consultant fee to a third party to commence the process of acquiring a Mining Agreement with Niger's Ministry of Mines with respect to obtaining a Prospecting Permit which will be valid for thirty (30) years. An additional $5,000 Cdn will be paid to the third party when the Permit is granted by the Ministry of Mines. Upon the signing of this Memorandum of Understanding, a non-refundable 30,000,000 restricted 144 common shares of the Company are issuable to the private corporation and/or its nominees. The Company and the private corporation acknowledge the signing of the Memorandum of Understanding , however, the Company will not issue these shares until its due diligence process is completed. When the Prospecting Permit from the Ministry of Mines is issued, the Company will issue a further 70,000,000 restricted 144 common shares of the Company to the private corporation and/or its nominees. These shares have not yet been issued.

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

Our Background

Golden Spirit Mining Ltd., formerly 2UOnline.com, Inc., formerly
Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 177 Telegraph Road, Suite 560, Bellingham, Washington 98226.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1,2003 to change its name to Golden Spirit Mining Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol is currently "GSML".

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

Our Investment in Avalon Energy Corporation

During 2003 the Company bought 303,750 shares of Avalon for $55,786 and sold 355,750 shares, out of a balance of 418,101, for net proceeds of $74,710 and realized a loss of $32,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115 which was recorded as other comprehensive income for the year. As of December 31, 2003, the Company owned 62,351 of Avalon's common stock

During 2004, the Company sold 52,000 shares for net proceeds of $7,454 and realized a loss of $866. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $1,126 which was recorded as other comprehensive loss for the year. As at March 31, 2005 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $1,112 which was recorded as other comprehensive income for the period .As at March 31, 2005, the Company owns 10,351 shares of Avalon's common stock with a fair value of $1,656.

Our Mineral Properties

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500. The Company expects to conduct Phase II in June, 2005.

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

      	 Width	                                             *Fire-Assay  Width
Sample  (Inches)   Description                                Au (ppm)    x ppm
-------------------------------------------------------------------------------
FE 1517	36.0	Hanging Wall; Quartz vein system & gouge	138.0	4,968.0
FE 1518	36.0	Central Zone; Sheared vein quartz & wall rock	 87.6	3,153.6
FE 1519	54.0	Footwall; Hydrothermally altered felsic
                 dyke & quartz-veins	                        2.97 	 160.38
-------------------------------------------------------------------------------
Total	126.0		                                   Total       8,281.98
=============                                              ====================

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

2. $2,000 per month between November 10, 2004 and February
   10, 2005 for a total of $8,000(paid).

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

On December 10, 2004, the Company received an extension to December 24, 2004 to meet the requirements of the initial agreement. The Company issued an additional 1,000,000 restricted Rule 144common shares valued at $60,000 as consideration for the extension. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated.

Liquidity and Capital Resources

For the three months ended March 31, 2005, we had total assets of $37,360 including $22,623 in cash, $1,518 in accounts receivable, $10,576 due from Legacy Mining Ltd., and $1,656 in available for sale securities. We also held $987 in depreciated furniture and equipment. The cash constitutes our present source of liquidity. At March 31, 2005, we had total current liabilities of $154,445 of which $55,292 was represented by accounts payable and accrued liabilities, $75,311 due to Avalon Energy Corporation and $23,842 was due to related parties. At March 31, 2005, we had $36,373 in current assets and $154,445 in total current liabilities. At March 31, 2005, current liabilities exceeded current assets by $118,072.

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

Results of Operations

We have not yet realized any significant revenue from operations. For the three months ended March 31, 2005, we had $672,650 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2004 were $364,440. The increase in operating expenses was primarily due to an increase in stock based compensation. Net losses from operations for the three months ending March 31, 2005, were $672,650 being the general and administrative expenses. Our net loss for the corresponding period in 2004 was a comparative $365,255. We have incurred net losses of $11,920,615 since our inception on September 13, 1993.

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

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, and Chief Financial Officer, have performed an evaluation of the
Company's   disclosure   controls  and procedures, as that term is defined in
Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.The consultant failed to meet the terms of the stock option agreement by not paying the exercise price. The Company requested the return of the 450,000 shares. The consultant refused to return the shares and the Company put a stop transfer on these shares and is currently engaged in legal proceedings to recover these shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgement awarding the plaintiff $15,000 Cdn. in damages,and $7,180 Cdn. In costg, however, the 450,000 shares are to be returned to the Company. The plaintiff is also entitled to costs of the action in the amount of $7,180 Cdn. The Company intends to dispute the claim of damages and costs.

Item 2. Changes in Securities.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 20045Stock Incentive and Option Plan (the "Plan") .On February 8, 2005 3,550,000 stock option shares were granted to an employee at $0.03 per share and 15,450,000 stock option shares were granted to consultants.at $0.03 per share A fair value of $570,000 for these options ($106,500 for employee options and $463,500 for consultants options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. The consultant options have been expensed in the quarter and the employee options have been recorded on a pro-forma basis. A total of 800,000 options were exercised during the period by an employee for proceeds of $24,000 and 2,275,000 options were exercised during the period by consultants for proceeds of $68,250.

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

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 6,200,000 shares of common stock for debt.

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

The Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded this stock dividend at a fair value of $641,968 and issued 8,024,596 in payment on October 17, 2004..

Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

Title of Class   Name of Beneficial Owner	Amount and Nature of
                                                Beneficial Owner	Percent of Class

---------------------------------------------------------------------------------------------
 Common Stock   Robert Klein
                4540 Woodgreen Place                 50,000                  0.05%
                West Vancouver, BC V7S 2S6

Common Stock	Carlton Parfitt
                Suite 801 - 1875 Robson Street
                Vancouver, BC  V6G 1E5               50,000                 0.05 %


Directors' Compensation

During the three months ended March 31, 2005, the Company paid  $4,732 (2004 -
$8000) to two directors for  management fees.


Stock Based Compensation.

During the three months ended March 31, 2005, $570,000 (2004 - $Nil ) in stock based compensation was recorded in our financial statements, $463,500 as an expense and $106,500 on a pro-forma basis. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model. We do expect further stock based compensation in 2005.


B. Security Ownership of Certain Beneficial Holders of ten percent or more

Title of Class   Name of Beneficial Owner	Amount and Nature of
                                                Beneficial Owner	Percent of Class

-----------------------------------------------------------------------------------------
Common Stock	   CEDE & Co. (1)
                   The Depository Trust Co.
                   P.O. Box 222 Bowling Green Station
                   New York, New York 10274	      86,507,212	 90.55  %

(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.


C. Certain Relationships and Related Party Transactions

During the three months ended March 31, 2005, companies controlled by significant shareholders earned $27,080 (2004 - $31,542) pursuant to an investment banking services contracts .

During the three months ended March 31, 2005, a company controlled by an employee earned $Nil (2004-$2,083) companies controlled by significant shareholders earned $ 27,917 (2004 - $10,208) pursuant to investor relations services contracts .

During the three months ended March 31, 2005, the Company incurred expenses for office rent of $5,099 (2004 - $4,735) to a Company controlled by a shareholder.

At March 31, 2005 a total of $ 75,311 (2004 - $45,813) is owing to Avalon Gold Corporation for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2005 a total of $10,576 (2004 - $10,576) is owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2005, the following amounts are due to related parties:

                        March 31,2005 	December 31, 2004
		        -------------   -----------------
Employee	          $    192	$   17,542
Significant Shareholders    23,650	     5,226
	                =============   ==================
	                  $ 23,842	$   22,768

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


	                       March 31,  December 31, December 31,
	                         2005	     2004	   2003
                               -------------------------------------
Property and Cash Equivalents  $22,623	    $2,096	$3,790

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

Exhibit 31.1 - Section 906 Certification of Periodic Report
               of the Chief Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report
               of the Chief Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report
               of the Chief Executive Officer.

Exhibit 32.2 - Section 302 Certification of Periodic Report
               of the Chief Financial Officer.

(ii)	 Reports on Form 8-K - None


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 20, 2005.

Golden Spirit Mining Ltd.,
a Delaware corporation

        /s/ Robert Klein
By:      ______________
           Robert Klein
Its:       President