Form 10QSB
period 2005-06-30
GOLDEN SPIRIT GAMING LTD.
filed 2005-08-22
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED

                                   June 30, 2005

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                          Commission File Number: 0-26101

                           GOLDEN SPIRIT GAMING LTD.
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

  APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2005, there were 102,025,192 shares of the issuer's $.0001 par value common stock issued and outstanding.
  ==============================================================================

  INDEX
                                                                         Page
  Part I. FINANCIAL INFORMATION

  Item 1.   Financial Statements........................................F1-F-17

  Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

  Item 3.   Controls And Procedures.......................................9

  Part II. OTHER INFORMATION

  Item 1.   Legal Proceedings.............................................10

  Item 2.   Changes in Securities and Use of Proceeds.................... 11

  Item 3.   Defaults Upon Senior Securities...............................14

  Item 4.   Submission of Matters to a Vote of Security Holders...........14

  Item 5.   Other Information............................................ 14

  Item 6.   Exhibits and Reports on Form 8-K..............................17

  SIGNATURES..............................................................17

=============================================================================

Item 1. FINANCIAL STATEMENTS

                           GOLDEN SPIRIT GAMING LTD.
                     (formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005

                                  (unaudited)



CONSOLIDATED BALANCE SHEETS.........................F-1

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS.......F-2

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS.......F-3

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..F-4

 ------------------------------------------------------------------------------


                           GOLDEN SPIRIT GAMING LTD.
                      (formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)


                          CONSOLIDATED BALANCE SHEETS

                                                       June 30, 2005       December 31, 2004
                                                     ------------------    -----------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                         $   51,556            $    2,096
      Other Receivables and deposits                        13,578                 1,168
      Due from Legacy Mining Ltd. (Note 6)                  13,257                10,576
      Available for sale securities (Note 3)                 1,656                   545
                                                          ---------             ---------
                                                            80,047                14,385

FURNITURE AND EQUIPMENT, net of depreciation                   907                 1,067
                                                          ---------             ---------
                                                        $   80.954            $   15,452
                                                          =========             =========

LIABILITIES
CURRENT
      Accounts payable and accrued liabilities (Note 9) $   52,574            $   15,467
      Due to Avalon Energy Corporation (Note 7)             98,312                45,813
      Due to related parties (Note 7)                        1,443                22,768
                                                          ---------             ---------
                                                           152,329                84,048
                                                          =========             =========
GOING CONCERN (Note 1)
CONTINGENCIES (Note 4,9 and 10)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK
      Common stock,$0.0001 par value, 500,000,000
       shares authorized  (Note 6)
      Issued and outstanding:
       102,025,192 (December 31,2004 -
        92,450,192) common shares                           11,134                10,176
      Additional paid-in capital                        13,215,874            12,305,082
      Deficit accumulated during the exploration stage (13,133,267)          (12,109,911)
      Deferred Compensation (Note 5)		          (215,001)             (272,715)
      Obligation to issue shares (Note 10)                  50,000                     -
      Accumulated other comprehensive loss                    (115)               (1,227)
                                                       ------------          ------------
                                                           (71,375)              (68,596)
						       ------------          ------------
                                                        $   80,954            $   15,452
                                                       ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN SPIRIT GAMING LTD.
                      (formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months   Three Months      Six Months     Six Months     September
                                           ended June     ended June       ended June      ended June     13, 1993
                                            30, 2005       30, 2004         30, 2005       30, 2004      (Inception)
                                                                                                         to June 30,
                                                                                                            2005
                                          -----------      -----------       --------       --------    ----------
REVENUES
        Processing Fees                  $         -      $         -        $     -        $     -    $    98,425
        Sale of Oil & Gas Interest                 -                -              -              -         47,510
        Interest Income                            -                -              -              -          2,927
                                         ------------     ------------       ---------      --------- -------------
                                                   -                -              -              -        148,853
                                         ------------     ------------       ---------      --------- --------------
GENERAL AND ADMINISTRATIVE EXPENSES
        Advertising and marketing                  -                -              -              -         55,305
        Consulting fees                       95,833           73,041        203,381        200,083      2,779,707
        Consulting fees- Stock-based
          compensation                       191,000           42,100        654,500         42,100      1,824,569
        Depreciation                              80              115            160            229         31,662
        Exploration cost                       1,884          115,547          9,078        125,909        239,823
        Investor relations                    19,785           49,791         58,654         62,083        537,753
        Loss on settlement of debt (Note 6)        -                -              -        163,000        302,500
        Management fees                        5,502                -         10,234          8,000        365,888
        Office and general                    19,495            9,255         42,838         21,048        375,649
        Professional fees                      9,690            5,587         33,143         30,909        457,675
        Travel and accommodation               1,017            3,123          9,617          5,637        174,852
        Wages and benefits                         -                -              -              -        236,634
        Website development costs                  -                -              -              -        345,682
        Write-down of URLs                         -                -              -              1      1,571,657
        Write-down of technology license           -                -              -              -      2,055,938
        Write-off of other assets                  -                -              -              -        145,186
                                             --------         --------     -----------     ----------   -----------
                                             350,706          294,559      1,023,356        658,999     11,500,480
                                             --------         --------     -----------     ----------   -----------
LOSS BEFORE THE FOLLOWING:                  (350,706)        (294,559)     (1,023,356)      658,999)   (11,351,627)
EQUITY LOSS FROM AVALON                            -                -              -              -     (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON                 -                -              -              -       (313,301)
LOSS ON SALE OF SECURITIES                         -                -              -          (815)        (26,127)
DILUTION GAIN-LEGACY                               -                -              -              -        334,087
MINORITY INTEREST IN LEGACY'S LOSS                 -                -              -              -        479,978
                                           ------------     ------------    -----------   -----------  -------------
NET LOSS FOR THE PERIOD                 $   (350,706)    $   (294,559)    $(1,023,356)   $ (659,814) $ (12,271,321)
                                           ============     ============   ===========    ===========  =============

BASIC NET LOSS PER SHARE                $      (0.00)    $      (0.00)    $     (0.01)   $    (0.01)
                                           ============    ============    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                        98,146,071       65,577,824     96,036,517    63,047,056



The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT GAMING LTD.
                      (formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)
                 INTERIM  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                September 13,
                                                       Six Months ended     Six Months ended  1993 (inception)
                                                            June 30,             June 30,        to June 30,
                                                             2005                2004                2005
                                                        ------------         ------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                            $ (1,023,356)       $  (659,814)    $  (10,024,422)
    Adjustments to reconcile net loss to
     net cash from operating activities:
    depreciation                                               160                 228              31,273
    fees and services paid with shares                     117,714             275,667           2,612,296
    loss on settlement of debt                                   -             163,000             302,500
    stock-based compensation                               654,500              42,100           1,824,569
    non-cash component of URL write-down                         1                   1           1,214,193
    non-cash exploration costs                                   -             100,000             163,000
    write-down of technology license                             -                   -           2,055,938
    write-off of website development costs                       -                   -             126,876
    equity loss from Avalon                                      -                   -           1,394,280
    write down of investment in Avalon                           -                   -             313,301
    loss on sale of securities                                   -                 815              26,127
    dilution gain-Legacy                                         -                   -            (334,087)
    minority interest in Legacy's loss                           -                   -            (479,978)
    net changes in working capital items                    24,698              (1,000)            451,045
                                                         ------------        -----------        ------------
CASH USED IN OPERATING ACTIVITIES                         (226,284)            (79,003)         (2,638,190)
                                                         ------------        -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                                      -                   -             (75,000)
    Technology license                                           -                   -            (135,938)
    Acquisition of furniture and equipment                       -                   -             (32,696)
    Website development costs                                    -                   -            (126,876)
    Other intangible assets                                      -                   -              (5,189)
    Proceeds from sale of shares of Avalon Gold Corp.            -               7,185              99,470
    Net cash on disposition of Legacy Mining Ltd.                -                   -             209,955
                                                         ------------        -----------        ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                   -               7,185             (66,274)
                                                         ------------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Advances from related parties                        28,493              40,137             242,770
   Net proceeds on sale of common stock                    247,251              60,000           2,513,250
                                                         ------------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES                       275,744             100,137           2,756,020
                                                         ------------        -----------        ------------
INCREASE IN CASH AND CASH EQUIVALENTS                       49,460              28,319              51,556

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,096               3,790                   -
                                                         ------------        -----------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $    51,556         $    32,109      $       51,556
                                                         ============        ===========        ============

Supplemental cash flow information( See Note 8)

    The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN SPIRIT GAMING LTD.
                      (Formerly Golden Spirit Mining Ltd.)
                         (A development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development. On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd to reflect management's decision to add online gaming to its business development.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception of $13,139,267 and at June 30, 2005 had a working capital deficiency of $72,282. The Company and its subsidiaries are in the exploration stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Furniture and Equipment

Furniture and equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided on a 30% declining balance basis per annum.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with United Stares generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant areas requiring management's estimates and assumptions relates to determining the fair value of stock based compensation.

Financial Instruments

The Company's financial instruments include cash, other receivables, available for sale securities,, amounts due from Legacy Mining Ltd., accounts payable, amounts due to Avalon Energy Corporation, and due to related parties.
Management believes the fair values of these financial instruments approximate their carrying values due to their short term nature. The fair value of the Company's available for sale securities is estimated based on their market value

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at June 30, 2005, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

Investments

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

The Company's other investments consist of available for sale where their carrying value is adjusted to market at the end of each quarter. As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income and are recorded as a component of net income when realized. However, if there is a permanent decline in the available-for-sale securities, this adjustment is taken into income in the period the decline is determined.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:



                                                  Six months ended     Six months ended
                                                   June 30, 2005        June 30, 2004
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $ (1,023,356)      $  (659,814)
SFAS 123 compensation expense           Pro-forma        (112,500)          (41,100)
                                                      -------------      ------------
Net loss for the period                 Pro-forma      (1,135,856)         (700,914)
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

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2004, the Company sold 52,000 shares of Avalon for net proceeds of $7,454 and realized a loss of $866. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as other comprehensive loss for the year. As at June 30, 2005 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive loss for the period. As at June 30, 2005, the Company owns 10,351 shares of Avalon's common stock with a market fair value of $1,656.

NOTE 4 - RESOURCE PROPERTIES

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek a 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement Ester Creek has a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200.

A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500.

In July, 2004 the Company completed the Phase I work program and expects to begin Phase II in July, 2005.

Second Chance Claims

On October 10, 2004, the Company entered into an agreement with Lee Holland ("Holland"), to acquire from Holland a 90% ownership of the Second Chance claims (the "Claims") located in the Ester Creek area of Alaska for:

    1.	$2,000 (paid) plus 100,000 restricted Rule 144 shares of common stock
	valued at $6,000 (issued).

    2.	$2,000 per month between November 10, 2004 and February 10, 2005 for a
	total of $8,000 (paid).

As at June 30, 2005, the Company has completed the acquisition of the property and legal counsel is in the process of having ownership transferred to the Company. Under the terms of the agreement Holland retains a 10% non-assessable interest in the Claims.

Niger Property

On April 4, 2005, the Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a $5,000 Cdn consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. When the Ministry of Mines issues the Prospecting Permit, the Company will issue a further 100,000,000 restricted 144 common shares of the Company to the private corporation and its nominees and will pay an additional $5,000 Cdn. At June 30, 2005 the prospecting permit has not been issued.

NOTE 5 - DEFERRED COMPENSATION

On January 10, 2004, the Company entered into agreements with:

    1.	J & S Overseas Holdings Ltd.,(" J& S") a private company controlled by a
	significant shareholder, for a two year term, whereby J & S will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,000,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

    2.	1063244 Alberta Ltd., ("1063244") a private company controlled by a
	significant shareholder, for a two year term, whereby 1063244 will provide investor relations services to the Company (valued at $40,000) in exchange for 800,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

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

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. ("Palisades"), a private company controlled by a significant shareholder, with a 2-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 3,000,000 restricted shares of the Company's common stock.

At June 30, 2005 the unamortized balance of deferred compensation with respect to the above described service contracts totaled $215,001 (Dcemeber 31, 2004 - $272,715) and has been recorded as a component of stockholders' equity.

NOTE 6 -- CAPITAL STOCK

The Company's capitalization is 500,000,000 common shares with a par value of $0.0001 per share.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On February 8, 2005 3,550,000 stock option shares were granted to an employee at $0.03 per share and 15,450,000 stock option shares were granted to consultants at $0.03 per share.
A fair value of $570,000 for these options ($106,500 for the employee options and $463,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. In the six month period ended June 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis

On June 14, 2005, 300,000 stock option shares were granted to an employee at $0.03 per share and 9,550,000 stock option shares were granted to consultants at $0.03 per share. A fair value of $197,000 for these options ($6,000 for the employee options and $191,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. During the six month period ended June 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis. No options were exercised during the period.

A total of 1,550,000 options were exercised during the period by an employee for proceeds of $46,500 and 5,025,000 options were exercised during the period by consultants for proceeds of $150,750.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company's common stock (See Note 5).

2004 Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt.

On January 14, 2004, the Company issued a total of 8,150,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totalling $163,000. Of the 8,150,000 common shares issued, 2,500,000 were issued to two directors and 1,000,000 were issued to one employee for professional fees. The fair value of the shares issued exceeded the outstanding debts by an amount of $163,000, which has been recorded as a loss on settlement of debt.

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company's common stock (See Note 5).

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two year term, whereby this company will provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company's common stock (See Note 5).

On January 10, 2004 the Company entered into agreements with two individual consultants with one year terms, whereby these individuals will provide consulting services with respect to the Company's mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company's common stock (See Note 5).

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan and 6,200,000 shares of common stock for debt.

On June 17, 2004, the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totalling $62,000.

On October 1, 2004 , the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company's common stock (See Note 5).

On October 1, 2004, the Company entered into an agreement with an individual, with a six month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company's common stock. (See Note 5).

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock (See
Note 5).

The Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded this stock dividend at a fair value of $641,968 and issued 8,024,596 in payment on October 17, 2004.

On October 10, 2004, the Company issued 100,000 shares valued at $6,000 pursuant to an agreement to acquire 90% ownership of the Second Chance claims located in the Ester Creek area of Alaska (See Note 4).

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, companies controlled by significant shareholders earned $70,381 (2004 - $63,084) pursuant to investment banking services contracts (See Note 5).

During the six months ended June 30, 2005, a company controlled by an employee earned $Nil (2004-$4,166) and companies controlled by significant shareholders earned $50,833 (2004 - $10,208) pursuant to investor relations services contracts (See Note 5).

During the six months ended June 30, 2005, the Company paid $10,234 (2004 - $8,000) to two directors for management fees.

During the six months ended June 30, 2005, the Company incurred expenses for office rent of $3,000 (2004 - $9,333) and consulting fees of $100,000 (2004 -
$Nil) to a company controlled by a significant shareholder.

At June 30, 2005 a total of $ 98,312 (December 31, 2004 - $45,813) is owing to Avalon for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2005 a total of $13,257 (December 31, 2004 - $10,576) was owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2005, the following amounts are due to related parties:

		       June 30, 2005       December 31, 2004
                   ------------------------------------------
Employee	          $    192	$17,542
Significant Shareholders     1,251	  5,226
	                  -----------   --------
	                  $  1,443	$22,768
                          ===========   ========

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2005, the Company issued 3,000,000 restricted common shares for a prepaid investment banking service contract valued at $60,000 (Refer to Note 5). No cash interest or taxes were paid during the quarter.

NOTE 9 - CONTINGENCIES

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.

The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares and the Company put a stop transfer on these shares and commenced legal proceedings to recover these shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgement awarding the plaintiff $15,000 Cdn. in damages and $7,180 Cdn. in costs, however, the 450,000 shares are to be returned to the Company (not yet received as of June 30, 2005). As a result, as of June 30, 2005 the Company has accrued $20,000 in accounts payable even though the Company intends to appeal the judgment.

NOTE 10 - SUBSEQUENT EVENTS

Name Change:

On July 5, 2005, the Company's Board of Directors, by unanimous consent, adopted, effective July 18, 2005, the following amendments to its Articles of
Incorporation:

    1.	Changing the name from "Golden Spirit Mining Ltd". to "Golden Spirit
    Gaming Ltd.". On July 6, 2005, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Delaware changing the name to Golden Spirit Gaming Ltd.

    2.	Commensurate with the name change, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 38119R 10 8 to 38119U 10 1. Effective at the opening of business on July 18, 2005, the symbol will change from" GSML" to "GSGL".

Acquisitions:

    a)	On July 18, 2005, the Company entered into a Software Sub License
	Agreement with Arc2 Entertainment ("Arc2"), a British Virgin Islands Corporation, to build and operate its online gaming website, Golden Spirit Poker.com. Arc2 is an online gaming software development and marketing company and will be licensing the Company the rights to route users to such software utilized for the operation of online gaming. This Agreement shall remain in effect for a period of three (3) years and shall be automatically renewed indefinitely for an additional one (1) year term unless the Licensee or Licensor serves written notice of termination or intent not to renew this Agreement to the non-terminating party at least sixty (60) days prior to the end of any then current term.

The total consideration paid to Arc2 by the Company will be the following:

Initial Fee: The Company shall pay Arc2 a one-time, non-refundable license acquisition fee in the amount of One Hundred Thousand Dollars ($100,000) to enter into this Agreement, $80,000 due upon execution of the Agreement ($12,500 advanced as of June 30, 2005) and $20,000 due upon launch of the website. At August 19, 2005, the balance of the $100,000 owing, $87,500, has not been paid.

Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to Twenty-Eight (28) percent of the Net Monthly Revenue.

Payment for Marketing and Management: Upon the signing of this agreement, the Company will issue 100,000,000 Rule 144 restricted shares of its common stock to Arc2 and its affiliates. At August 19, 2005, the shares have not been issued.

    b)	On July 18, 2005, the Company entered into an Acquisition Agreement with
	4 of A Kind Enterprises ("4KE"), A Nevada Corporation, to acquire 100% ownership of 4KE. 4KE doing business as Everything About Poker.com specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events. In addition, they also sponsor professional poker players in all major tournaments around the United States, including the World Series of Poker, the World Poker Tour , and the Professional Poker Tour events.
	As consideration for this purchase the company will issue 100 million shares to the shareholders of 4KE and grant certain of 4KE's shareholders an option to acquire 9.5 million shares at .02 cents per share.

Private Placement:

The Company completed a private placement to four placees of 2,750,000 restricted common shares for total proceeds of $55,000. A total of $50,000 was received as at June 30, 2005 and an additional $5,000 in July 2005. The shares were issued on July 14, 2005. No finders fee is payable in connection with this private placement.

Stock Options:

On June 13, 2005, the Company filed a Registration Statement on Form S-8 for 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan. A total number of 9,850,000 options were granted to employees and consultants. Subsequent to June 30, 2005, 6,850,000 shares were exercised at $0.02 per share for proceeds of $137,000.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1,2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol is currently "GSML". On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd to reflect management's decision to add online gaming to its business development.

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

THIS REPORT ON FORM 10-QSB IS FOR THE THREE MONTHS ENDING JUNE 30, 2005. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN AUGUST 2005. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF JUNE 30, 2005. GOLDEN SPIRIT GAMING LTD. HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO JUNE 30, 2005.

Our Investment in Avalon Energy Corporation

During 2003 the Company bought 303,750 shares, in addition to 114,351 shares held, of Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, for $55,786 and sold 355,750 shares, out of a balance of 418,101 shares, for net proceeds of $74,710 and realized a loss of $32,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115 which was recorded as other comprehensive income for the year. As at December 31, 2003 the Company owned 62,351 shares of Avalon's common stock.

During 2004, the Company sold 52,000 shares for net proceeds of $7,454 and realized a loss of $866. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as other comprehensive loss for the year. As at June 30, 2005 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive loss for the period. As at June 30, 2005, the Company owns 10,351 shares of Avalon's common stock with a market fair value of $1,656.

Our Mineral Properties

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500. The Company was expecting to conduct Phase II in June 2005, but has delayed the start of Phase II until next year due to the new business direction the Company.

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

Liquidity and Capital Resources

For the three months ended June 30, 2005, we had total assets of $80,954 including $51,556 in cash, $13,578 in other receivables and deposits, $13,257 due from Legacy Mining Ltd.,$1,656 in available for sale securities. We also held $907 in depreciated furniture and equipment. The cash and equivalents constitute our present sources of liquidity. At June 30, 2005, we had total current liabilities of $152,239 of which $52,574 was represented by accounts payable and accrued liabilities, $98,312 due to Avalon Energy Corporation and $1,443 was due to related parties. At June 30, 2005, we had $80,047 in current assets and $152,239 in total current liabilities. At June 30, 2005, current liabilities exceeded current assets by $72,282.

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

Results of Operations

We have not yet realized any significant revenue from operations. For the three months ended June 30, 2005, we had $350,706 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses. Our operating expenses for the corresponding period in 2004 were $294,559. The increase in operating expenses was primarily due to an increase is stock based compensation. Net losses from operations for the three months ending June 30, 2005, were $350,706 being the general and administrative expenses. Our net loss for the corresponding period in 2004 was a comparative $294,559. We have incurred net losses of $12,271,321 since our inception on September 13, 1993.

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

We do anticipate certain expenditures within the next 12 months for our new business venture, online gaming .(See Subsequent Events section). We do anticipate at least $100,000 in development costs for our online gaming website within the next 12 months. We do not anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

The Following are Material Subsequent Events (Occurring after June 30, 2005).

Name Change:

On July 5, 2005, the Company's Board of Directors, by unanimous consent, adopted, effective July 18, 2005, the following amendments to its Articles of
Incorporation:

    1.	Changing the name from "Golden Spirit Mining Ltd". to "Golden Spirit
    Gaming Ltd.". On July 6, 2005, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Delaware changing the name to Golden Spirit Gaming Ltd.

    2.	Commensurate with the name change, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 38119R 10 8 to 38119U 10 1. Effective at the opening of business on July 18, 2005, the symbol will change from" GSML" to "GSGL".

Acquisitions:

     a)	On July 18, 2005, the Company entered into a Software Sub License
     Agreement with Arc2 Entertainment ("Arc2"), a British Virgin Islands Corporation, to build and operate its online gaming website, Golden Spirit Poker.com. Arc2 is an online gaming software development and marketing company and will be licensing the Company the rights to route users to such software utilized for the operation of online gaming. This Agreement shall remain in effect for a period of three (3) years and shall be automatically renewed indefinitely for an additional one (1) year term unless the Licensee or Licensor serves written notice of termination or intent not to renew this Agreement to the non-terminating party at least sixty (60) days prior to the end of any then current term.

The total consideration paid to Arc2 by the Company will be the following:

Initial Fee: The Company shall pay Arc2 a one-time, non-refundable license acquisition fee in the amount of One Hundred Thousand Dollars ($100,000) to enter into this Agreement, $80,000 due upon execution of the Agreement ($12,500 advanced as of June 30, 2005) and $20,000 due upon launch of the website. At August 19, 2005, the balance of the $100,000 owing, $87,500, has not been paid.

Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to Twenty-Eight (28) percent of the Net Monthly Revenue.

Payment for Marketing and Management: Upon the signing of this agreement, the Company will issue 100,000,000 Rule 144 restricted shares of its common stock to Arc2 and its affiliates. At August 19, 2005, the shares have not been issued.

      b) On July 18, 2005, the Company entered into an Acquisition Agreement with 4 of A Kind Enterprises ("4KE"), A Nevada Corporation, to acquire 100% ownership of 4KE. 4KE doing business as Everything About Poker.com specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events. In addition, they also sponsor professional poker players in all major tournaments around the United States, including the World Series of Poker, the World Poker Tour , and the Professional Poker Tour events. As consideration for this purchase the company will issue 100 million shares to the shareholders of 4KE and grant certain of 4KE's shareholders an option to acquire 9.5 million shares at .02 cents per share.

Private Placement:

The Company completed a private placement to four placees of 2,750,000 restricted common shares for total proceeds of $55,000. A total of $50,000 was received as at June 30, 2005 and an additional $5,000 in July 2005. The shares were issued on July 14, 2005. No finders fee is payable in connection with this private placement.

Stock Options:

On June 13, 2005, the Company filed a Registration Statement on Form S-8 for 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan. A total number of 9,850,000 options were granted to employees and consultants. Subsequent to June 30, 2005, 6,850,000 shares were exercised at $0.02 per share for proceeds of $137,000.

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, and Chief Financial Officer, have performed an evaluation of the
Company's   disclosure   controls  and procedures, as that term is defined in
Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There were no changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of the evaluation.

Code of Ethics:

We intend to adopt a code of ethics in 2005 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares and the Company put a stop transfer on these shares and commenced legal proceedings to recover these shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn. in damages and $7,180 Cdn. in costs, however, the 450,000 shares are to be returned to the Company (not yet received as of June 30, 2005). As a result, as of June 30, 2005 the Company has accrued $20,000 in accounts payable even though the Company intends to appeal the judgment.

Item 2. Changes in Securities.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On February 8, 2005 3,550,000 stock option shares were granted to an employee at $0.03 per share and 15,450,000 stock option shares were granted to consultants at $0.03 per share.
A fair value of $570,000 for these options ($106,500 for the employee options and $463,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. During the three month period ended June 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis

On June 14, 2005, 300,000 stock option shares were granted to an employee at $0.03 per share and 9,550,000 stock option shares were granted to consultants at $0.03 per share. A fair value of $197,000 for these options ($6,000 for the employee options and $191,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. During the three month period ended June 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis. No options were exercised during the period.

During the quarter ended June 30, 2005, a total of 750,000 options were exercised during the period by an employee for proceeds of $22,500 and 2,750,000 options were exercised during the period by consultants for proceeds of $82,500.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company's common stock

2004 Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt.

On January 14, 2004, the Company issued a total of 8,150,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $163,000. Of the 8,150,000 common shares issued, 2,500,000 were issued to two directors and 1,000,000 were issued to one employee for professional fees. The fair value of the shares issued exceeded the outstanding debts by an amount of $163,000, which has been recorded as a loss on settlement of debt.

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company's common stock

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two year term, whereby this company will provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company's common stock

On January 10, 2004 the Company entered into agreements with two individual consultants with one year terms, whereby these individuals will provide consulting services with respect to the Company's mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company's common stock

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan and 6,200,000 shares of common stock for debt.

On June 17, 2004, the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totaling $62,000.

On October 1, 2004 , the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company's common stock

On October 1, 2004, the Company entered into an agreement with an individual, with a six month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company's common stock.

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock

The Company declared a 10% stock dividend to all of the shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company's common stock. The Company has recorded this stock dividend at a fair value of $641,968 and issued 8,024,596 in payment on October 17, 2004.

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


Directors' Compensation.  During the three months ended June 30, 2005, the
Company paid  $5,500 (2004 - $Nil) to two directors for  management fees.


Stock Based Compensation. During the three months ended June 30, 2005, $191,000
(2004 - $42,100 ) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model. We do expect further stock based compensation in 2005.


B. Security Ownership of Certain Beneficial Holders of ten percent or more

Title of Class   Name of Beneficial Owner	Amount and Nature of
                                                Beneficial Owner	Percent of Class

-----------------------------------------------------------------------------------------
Common Stock	   CEDE & Co. (1)
                   The Depository Trust Co.
                   P.O. Box 222 Bowling Green Station
                   New York, New York 10274	      89,942,202	 88.00  %

(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.

C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2005, companies controlled by significant shareholders earned $70,381 (2004 - $63,084) pursuant to investment banking services contracts .

During the six months ended June 30, 2005, a company controlled by an employee earned $Nil (2004-$4,166) and companies controlled by significant shareholders earned $50,833 (2004 - $10,208) pursuant to investor relations services contracts .

During the six months ended June 30, 2005, the Company paid $10,234 (2004 - $8,000) to two directors for management fees.

During the six months ended June 30, 2005, the Company incurred expenses for office rent of $3,000 (2004 - $9,333) and consulting fees of $100,000 (2004 -
$Nil) to a company controlled by a significant shareholder.

At June 30, 2005 a total of $ 98,312 (December 31, 2004 - $45,813) is owing to Avalon for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2005 a total of $13,257 (December 31, 2004 - $10,576) was owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2005, the following amounts are due to related parties:

		         June 30,2005	  December 31, 2004
	                --------------    -----------------

Employee	           $  192	       $17,542
Significant Shareholders    1,251		 5,226
	                 ------------         ----------
	                   $1,443	       $22,768
                         =============        ==========

D. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

	                        June 30,   December 31,   December 31,
	                         2005         2004           2003
                                -------------------------------------
Cash and Cash Equivalents	$51,556	     $2,096	  $3,790
                                =====================================

We define cash equivalents as all highly liquid investments with a maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.



Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)	Exhibits

31.1	Rule 13a-14(a) Certification of Robert Klein, President
        and Chief Executive Officer

31.2    Rule 13a-14(a) Certification of Carlton Parfitt,
        Chief Financial Officer

32.1    Certification Pursuant to 18 U.S.C. Section 1350 of Robert Klein.

32.2    Certification Pursuant to 18 U.S.C. Section 1350 of Carlton Parfitt.


(ii)	 Reports on Form 8-K - None


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 22, 2005.

Golden Spirit Gaming Ltd.,
a Delaware corporation

          /s/: R. Klein
By:   ______________
          Robert Klein
Its:     President