Form 10QSB
period 2005-09-30
GOLDEN SPIRIT GAMING LTD.
filed 2005-11-21
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED

                                 September 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)   Yes [ ]   No  [X]

  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, there were 238,600,192 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

==============================================================================

INDEX
                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F-21

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

Item 3.   Controls And Procedures.......................................11

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................12

Item 2.   Changes in Securities and Use of Proceeds.................... 12

Item 3.   Defaults Upon Senior Securities...............................15

Item 4.   Submission of Matters to a Vote of Security Holders...........15

Item 5.   Other Information............................................ 15

Item 6.   Exhibits and Reports on Form 8-K..............................18

SIGNATURES..............................................................18

=============================================================================

Item 1. FINANCIAL STATEMENTS

                           GOLDEN SPIRIT GAMING LTD.
                     (formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 September 30, 2005

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

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS.......F-3

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..F-4

 ------------------------------------------------------------------------------


                           GOLDEN SPIRIT GAMING LTD.
                      (Formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)
                          CONSOLIDATED BALANCE SHEETS

                                                September 30, 2005  December 31, 2004
                                                ------------------  -----------------
                                  ASSETS
CURRENT ASSETS
 Cash                                              $        -       $    2,096
 Accounts Receivable                                    1,860            1,168
 Due from Legacy Mining Ltd. (Note 9)                  13,256           10,577
 Available for sale securities (Note 3)                 1,657              545
                                                     ---------        ---------
                                                       16,773           14,385

FURNITURE AND EQUIPMENT, net of depreciation              747            1,067
WEBSITE DEVELOPMENT COST(Note 5)                       80,000                -
DEPOSIT ON ACQUISTION(Note 6)                         500,000                -
                                                     ---------        ---------
                                                      580,747            1,067
                                                     ---------        ---------
                                                   $  597,520       $   15,452
                                                     =========        =========

LIABILITIES CURRENT
 Bank Indebteness                                  $       17                -
 Accounts payable and accrued liabilities             101,383           15,467
 Due to Avalon Energy Corporation (Note 9)            122,678           45,813
 Due to related parties (Note 9)                        6,817           22,768
                                                    ---------        ---------
                                                      230,895           84,048
                                                    =========        =========
GOING CONCERN (Note 1)
CONTINGENCIES AND COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)(Note 8)

CAPITAL STOCK
 Authorized 500,000,000 Common stock, $.0001 par
  value; Issued and outstanding:
  238,600,192(2004 - 92,450,192)                       24,792           10,176
 Additional paid-in capital                        16,031,216       12,305,082
 Deficit accumulated during the exploration stage (13,676,761)     (12,109,911)
 Deferred Compensation (Note 7)		           (2,012,507)        (272,716)
 Accumulated other comprehensive loss                    (115)          (1,227)
                                                   ------------     ------------
                                                      366,625          (68,596)
						   ------------     ------------
                                                   $  597,520       $   15,452
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

                           GOLDEN SPIRIT GAMING LTD.
                      (formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months   Three Months       Nine Months   Nine Months    Cummulative
                                             ended          ended              ended         ended      from January 1
                                          September 30,  September 30,      September 30, September 30      1996
                                            2005             2004              2005          2004       September 30
                                                                                                            2005
                                          -----------      -----------       --------       --------    ----------
REVENUES
 Processing Fees                         $         -      $         -        $     -        $     -    $    98,425
 Sale of Oil & Gas Interest                        -                -              -              -         47,510
 Interest Income                                   -                -              -              -          2,927
                                         ------------     ------------       ---------      --------- -------------
                                                   -                -              -              -        148,853
                                         ------------     ------------       ---------      --------- --------------
GENERAL AND ADMINISTRATIVE EXPENSES
 Advertising and marketing                         -                -              -              -         55,305
 Consulting fees                             252,911           67,474        466,292        267,557      3,042,618
 Consulting fees- Stock-based
   compensation                               97,500          510,000        752,000        552,100      1,922,069
 Loss on settlement of debt                        -                -              -        163,000        302,500
 Depreciation                                    160              144            320            343         31,365
 Exploration cost(Recovery)                        -          (81,477)         9,078         41,432        239,823
 Investor relations                           19,583           12,292         78,237         74,375        557,336
 Management fees                               1,993            1,000         12,227          9,000        367,881
 Office and general                           20,615            8,977         63,453         30,025        417,721
 Professional fees                            14,485            3,697         47,628         34,606        472,160
 Travel and accommodation                     10,617            3,505         20,288              9        185,523
 Wages and benefits                            2,076                -          3,827              -        238,710
 Website development costs                         -                -              -              -        345,682
 Write-down of URLs                                -                -              -              1      1,571,657
 Write-down of technology license                  -                -              -              -      2,055,938
 Loss On Writedown of Advances
   to 4KE(note 6)                            113,500                -        113,500              -        113,500
 Write-off of other assets                         -                -              -              -        145,186
                                             --------         --------     -----------     ----------   -----------
                                             543,494          525,612       1,566,851     1,172,448     12,064,974
                                             --------         --------     -----------     ----------   -----------
LOSS BEFORE THE FOLLOWING:                  (543,494)        (525,612)      (1,66,851)   (1,172,448)   (11,916,121)
EQUITY LOSS FROM AVALON GOLD CORP.                 -                -              -              -     (1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON                 -                -              -              -       (313,301)
GAIN (LOSS) ON SALE OF SECURITIES                  -                -              -           (815)       (26,178)
DILUTION GAIN-LEGACY                               -                -              -              -        334,087
MINORITY INTEREST IN LEGACY'S LOSS                 -                -              -              -        479,978
                                           ------------     ------------    -----------   -----------  -------------
NET LOSS FOR THE PERIOD                 $   (543,494)    $   (525,612)    $(1,566,851)  $(1,173,263)  $ (12,835,815)
                                           ============     ============   ===========    ===========  =============

BASIC NET LOSS PER SHARE                $      (0.00)    $      (0.01)    $     (0.01)  $     (0.02)
                                           ============    ============    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                       115,279,812       75,436,988    102,519,606     67,206,995



The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN SPIRIT GAMING LTD.
                      (formerly Golden Spirit Mining Ltd.)
                         (an devlopment stage company)
                 INTERIM  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Cummulative from,
                                                      Nine Months ended    Nine Months ended  January 1, 1996
                                                         September 30,        September 30,    to September 30,
                                                             2005                2004                2005
                                                        ------------         ------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                            $ (1,566,851)       $ (1,182,396)    $  (12,835,851)
    Adjustments to reconcile net loss to
     net cash from operating activities:
    Depreciation                                               320                 343              31,822
    Fees and services paid with shares                     320,209             309,000           2,814,791
    Loss on settlement of debt                                   -             163,000             302,500
    Stock-based compensation                               752,000             552,100           1,922,069
    Non-cash component of URL write-down                         -                   -           1,214,193
    Non-cash exploration costs                                   -                   -             163,000
    Write-down of technology license                             -                   -           2,055,938
    Write-off of website development costs                       -                   -             126,876
    Equity loss from Avalon Gold Corp.                           -                   -           1,394,280
    Write down of investment in Avalon Gold Corp.                -                   -             313,301
    Loss(Gain) on sale of securities                             -                 815              26,127
    Dilution gain-Legacy Mining Ltd.                             -                   -            (334,087)
    Minority interest in Legacy's Mining Ltd.'s loss             -                   -            (479,978)
    Net changes in working capital items                    28,546              (7,431)            407,250
                                                         ------------        -----------        ------------
CASH USED IN OPERATING ACTIVITIES                         (465,776)           (164,567)         (2,877,682)
                                                         ------------        -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit                                                      -                   -             (75,000)
    Technology license                                           -                   -            (135,938)
    Acquisition of furniture and equipment                       -                   -             (32,696)
    Website development costs                              (26,000)                  -            (152,876)
    Other intangible assets                                      -                   -              (5,189)
    Proceeds from sale of shares of Avalon Gold Corp.            -               7,185              99,470
    Cash aquired on acquisition of Legacy Mining Ltd.            -                   -             209,955
                                                         ------------        -----------        ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES             (26,000)              7,185             (92,274)
                                                         ------------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank Overdraft                                               17                   -                  17
   Net Advances (to) from related parties                   60,913              77,985             275,190
   Net proceeds on sale of common stock                    428,750              76,000           2,694,749
                                                         ------------        -----------        ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES             489,680             153,985           2,969,956
                                                         ------------        -----------        ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,096)             (3,397)                  0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,096               3,790                   -
                                                         ------------        -----------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $         0         $       393      $            0
                                                         ============        ===========        ============

Supplemental cash flow information( See Note 10)

    The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN SPIRIT GAMING LTD.
                      (Formerly Golden Spirit Mining Ltd.)
                         (A development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc to reflect management's decision to shift the Company's focus from oil and gas exploration and development to internet-based business development. On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd to reflect management's decision to develop an online gaming business.

By agreement dated July 18, 2005 as amended September 20, 2005 (the "Amended Agreement"), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises ("4KE") doing business as Everything About Poker.com for consideration of 25,000,000 restricted shares of the Company's common stock which were issued as a deposit on the acquisition. The parties have agreed to complete this acquisition effective November 30, 2005. (See Note .6)

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception of $13,676,761 and at September 30, 2005 had a working capital deficiency of $214,122. The Company and its subsidiaries are in the exploration stage, have not generated substantial revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Financial Instruments

The Company's financial instruments include cash, other receivables, available for sale securities, amounts due from Legacy Mining Ltd., accounts payable, amounts due to Avalon Energy Corporation, and due to related parties.
Management believes the fair values of these financial instruments approximate their carrying values due to their short term nature. The fair value of the Company's available for sale securities is estimated based on their market value

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at September 30, 2005, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:


                                                 Nine months ended    Nine months ended
                                                September 30, 2005   September 30, 2004
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $ (1,566,851)      $  (1,173,263
SFAS 123 compensation expense           Pro-forma        (112,500)           (131,000)
                                                      -------------       ------------
Net loss for the period                 Pro-forma      (1,689,351)         (1,304,263)
                                                      ============        ============
Pro-forma basic net loss per share      Pro-forma    $      (0.00)       $      (0.02)
                                                      ============        ============

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

Website development costs

The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred. The website development costs will be amortized straight line over a 3 year period (See Note 5.)

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2004, the Company sold 52,000 shares of Avalon for net proceeds of $7,454 and realized a loss of $866. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as other comprehensive loss for the year. As at September 30, 2005 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive loss for the period. As at September 30, 2005, the Company owns 10,351 shares of Avalon's common stock with a market value of $1,657.

NOTE 4 - RESOURCE PROPERTIES

(a) Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek a 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement Ester Creek has a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared, which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200.

A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500.

In July, 2004 the Company completed the Phase I work program and planned to begin Phase II in July, 2005. However, primarily as a result of the Company's new focus on developing an online gaming business, the Company decided to sell its interest in the Ester Creek property (See Note 4(b)).

(b) Second Chance Claims

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

2. $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000 (paid).

The Company completed the acquisition of the Claims. However, primarily as a result of the Company's new focus on developing an online gaming business, the Company decided to sell its interest in the Claims. On October 11, 2005, the Company entered into an agreement with Legacy Mining Ltd. ("Legacy"), a company with directors in common, whereby the Company will sell its full ninety-percent (90%) ownership interest of Ester Creek area claims including the Second Chance claims. Under the terms of the agreement (a) Legacy is required to issue 750,000 restricted common shares of its $0.0001 par value common stock to the Company;

(b) Legacy will be responsible to keep the claims in good standing henceforth and to protect the rights of the carried interest holders. Under the terms of the agreement Holland retains a 10% non-assessable interest in the Claims. (See
Note 11)

(c) Niger Property

On April 4, 2005, the Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a $5,000 Cdn consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue a further 100,000,000 restricted 144 common shares and pay an additional $5,000 Cdn once the Ministry of Mines issued the Prospecting Permit. As at September 30, 2005, the Prospecting Permit has not been issued, the Company has not issued the shares, and the acquisition has been abandoned.

NOTE 5 - WEBSITE DEVELOPMENT COSTS

On July 12, 2005, the Company entered into a Software Sub License Agreement with
Arc2 Entertainment ("Arc2"), a British Virgin Islands Corporation	whereby
Arc2 agreed to build, operate and manage its online gaming website, Golden Spirit Poker.com. Arc2 is an online gaming software development and marketing company that has licensed the Company the rights to route users to such software utilized for the operation of online gaming. This Agreement will remain in effect for a period of three years and shall be automatically renewed indefinitely for additional one year terms (without further consideration), unless the Licensee or Licensor serves written notice of termination or intent not to renew this Agreement to the non-terminating party at least sixty days prior to the end of any then current term.

The total consideration paid to Arc2 by the Company will be as follows:

(a) Initial Fee: The Company shall pay Arc2 a one-time, non-refundable license acquisition website and development fee in the amount of One Hundred Thousand Dollars ($100,000), $80,000 due upon execution and $20,000 due upon launch of the live website where players are able to play on the site for real money. As of September 30, 2005, $26,000 of the amounts due upon execution have been paid to Arc2 while the due date for the 2005,the remaining $54,000 has been extended to December 31, 2005. The website, where people are able to play with and for "play money" or "play for free", was launched in early September. This first "play for free" phase is intended to draw players while the live version, where players are able to play on the site for cash, is being developed. The live version is expected to be launched by the end of 2005. The Company will receive compensation for hosting games between players by collecting a percentage (rake) from each real money pot.


(b) Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to Twenty-Eight (28) percent of the Net Monthly Revenue generated by the website. No amounts have been paid or are payable to date.

(c) Payment for Marketing and Management: Upon the signing of this agreement the Company issued 100,000,000 Rule 144 restricted shares of its common stock (currently held in trust) with a fair value of $2,000,000 to Arc2 and its designees. This amount has been recorded as Deferred Compensation as a component of shareholders' equity and will be amortized as marketing and management expense over a three-year period being the term of the Agreement and the automatic renewal period (See Note 7). $166,661 was amortized in the period

(d) Payment for Development Costs: The Company will be responsible for all of the remaining costs in connection with the development of the online gaming website.

NOTE 6 - DEPOSIT ON ACQUISITION

During the period, the Company issued 25,000,000 restricted common shares with a fair value of $500,000 in connection with its acquisition of 4 Of A Kind Enterprises ("4KE") doing business as Everything About Poker.com (see Note 1). 4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events. 4KE also sponsors professional poker players in major televised tournaments.

The completion date has been extended to November 30, 2005 by mutual consent, pending the delivery of 4KE's audited financial statements. Upon signing of the Acquisition Agreement, 4KE transferred one hundred percent (100%) of their issued and outstanding stock comprising of 10,000,000 common shares to the Company. At completion, upon the receipt of 4KE's audited financial statements, 25,000,000 of the Company's restricted common shares, which are held in a lawyer's trust, will be released to 4KE.

As of September 30, 2005, the Company has advanced $113,500 on behalf of 4KE to third parties for poker player sponsorships in certain televised poker tournaments. This amount has been written off during the quarter as the Company and 4KE do not expect to be able to recoup the funds advanced. The Company is now contemplating legal action on behalf of Golden Spirit and 4KE to recover approximately $93,000 of the monies advanced for the tournaments mentioned for breach of contract as the tournaments were not televised.

NOTE 7 - DEFERRED COMPENSATION

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. ("Palisades"), a private company controlled by a significant shareholder, with a 2-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 3,000,000 restricted shares of the Company's common stock.

On July 12, 2005, the Company entered into a Software Sub License Agreement (the "Agreement") with Arc2 Entertainment ("Arc2"), an online gaming software development and marketing company incorporated in the British Virgin Islands (see Note 5). Under the terms of the Agreement, Arc2 will build and operate the Company's online gaming website in connection with which Arc2 will license to the Company Arc2's software utilized for the operation of online gaming. Upon the signing of the Agreement, the Company issued 100,000,000 (value $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 5).

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

On October 1, 2004, the Company entered into an agreement with Holm Investments Ltd. ("Holm") a private company controlled by a shareholder, for a three year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock. The investor relation's services include researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On January 10, 2003, the Company entered into agreements with:

1. Compte de Sierge Accommodative Corp. ("Compte"), a private company, for a two and one-half year term, whereby Compte will provide investment-banking services to the Company, (valued at $50,000) in exchange for 1,500,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying, and evaluating acquisition proposals in Europe.

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

4. Asiatic Management Consultants Ltd. ("Asiatic"), a private company controlled by a significant shareholder, for a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $25,000) in exchange for 750,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals in the Far East.

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

At September 30, 2005 the unamortized balance of deferred compensation with respect to the above described service contracts totaled $2,012,507 (December 31, 2004 - $272,715) and has been recorded as a component of stockholders' equity. All costs have been amortized using the straight-line method consistent with the terms of the agreements as outlined in this section.

NOTE 8 - CAPITAL STOCK

The Company's capitalization is 500,000,000 common shares with a par value of $0.0001 per share.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On February 8, 2005 3,550,000 stock option shares were granted to an employee at $0.03 per share and 15,450,000 stock option shares were granted to consultants at $0.03 per share.
A fair value of $570,000 for these options ($106,500 for the employee options and $463,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. In the nine month period ended September 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On June 14, 2005, 900,000 stock option shares were granted to an employee at $0.02 per share and 8,950,000 stock option shares were granted to consultants at $0.02 per share. A fair value of $294,500 for these options ($6,000 for the employee options and $288,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. During the nine month period ended September 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis.

During the period 15,400,000 options were exercised for total proceeds of $373,750.

During the period a total of 2,750,000 common shares were issued at $0.02 per share in connection with a private placement for total proceeds of $55,000.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company's common stock (See Note 7).

On September 20, 2005, the Company entered into an Acquisition Agreement with 4 of A Kind Enterprises ("4KE"), a Nevada Corporation, to acquire 100% ownership of 4KE by issuing 25,000,000 common shares at a fair value of $500,000 (See Note
6).

On July 12, 2005, the Company entered into a Software Sub License Agreement with Arc2 Entertainment ("Arc2"), a British Virgin Islands Corporation, to build, manage and operate its online gaming website by issuing 100,000,000 common shares with a total value of $2,000,000 (See Note 5).

Stock Options

The following table summarizes the Company's stock option activity:


                                                              Weighted Average
                                Number                            Remaining
                                  of         Weighted Average  Contractual Life
                               Options        Exercise Price      in Years
                             -----------     ---------------- -----------------
Balance, December 31, 2003 	 20,000       $   0.06 	           4.04
Granted	                     13,000,000       $   0.03 	           5.00
Exercised	            (13,000,000)      $  (0.03)	          (5.00)
-------------------------------------------------------------------------------
Balance, December 31, 2004	 20,000	      $  0.03 	           3.04
Granted	                     28,850,000       $  0.03	           5.00
Exercised                   (15,400,000)      $	(0.02)	          (5.00)
-------------------------------------------------------------------------------
Balance, September 30, 2005  13,470,000          0.03	           5.00
===============================================================================

2004 Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 8,150,000 shares of common stock for debt.

On January 14, 2004, the Company issued a total of 8,150,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totalling $163,000. Of the 8,150,000 common shares issued, 2,500,000 were issued to two directors and 1,000,000 were issued to one employee for professional fees. The fair value of the shares issued exceeded the outstanding debts by an amount of $163,000, which has been recorded as a loss on settlement
of debt.   On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two-year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company's common stock (See Note 9).

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two-year term, whereby this company will provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company's common stock (See Note 9).

On January 10, 2004 the Company entered into agreements with two individual consultants with one-year terms, whereby these individuals will provide consulting services with respect to the Company's mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company's common stock (See Note 9).

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan and 6,200,000 shares of common stock for debt.

On June 17, 2004, the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totalling $62,000. On October 1, 2004, the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company's common stock (See Note 7).

On October 1, 2004, the Company entered into an agreement with an individual, with a six-month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company's common stock. (See Note 7).

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three-year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company's common stock (See
Note 7).

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

On November 29, 2004, the Company issued 1,000,000 common shares 144-Registered valued at $70,000 as a non-refundable deposit to Avalon pursuant to an agreement to acquire a 40% working interest in certain gas leases in the Uinta Basin, Utah. On December 15, 2004, the Company issued an additional 1,000,000 common shares 144-Registered valued at $60,000 to Avalon as consideration for an extension to meet the terms of the agreement to acquire the 40% interest. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement, which was terminated.

On December 1, 2004, the Company issued 200,000 common shares valued at $14,000 in settlement of directors' salaries.

During the nine months ended September 30, 2005, companies controlled by significant shareholders earned $82,465 (2004 - $63,084) pursuant to investment banking services contracts (See Note 7).

During the nine months ended September 30, 2005, a company controlled by an employee earned $Nil (2004-$4,166) and companies controlled by significant shareholders earned $58,749 (2004 - $10,208) pursuant to investor relations services contracts (See Note 7). During the nine months ended September 30, 2005, the Company paid $12,227 (2004 - $9,000) to two directors for management fees.

During the nine months ended September 30, 2005, the Company incurred expenses for office rent of $18,810 (2004 - $9,333) and consulting fees of $100,000 (2004
- $Nil) to a company controlled by a significant shareholder. At September 30, 2005 a total of $ 122,678 (December 31, 2004 - $45,813) is owing to Avalon for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At September 30, 2005 a total of $13,256 (December 31, 2004 - $10,576) owed from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At September 30, the following amounts are due to related parties:


		            September 30, 2005	September 30, 2004
                            ------------------ --------------------
Employee		        $   192		     $   192
Significant Shareholders          6,625		      48,665
                           ------------------- --------------------
                                $ 6,817              $48,857
                           =================== ====================

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 - CONTINGENCIES

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares; therefore the Company issued a stop transfer and commenced legal proceedings to recover the shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a Judgment awarding the plaintiff $15,000 Cdn. in damages and $7,180 Cdn. in costs, however, the 450,000 shares were to be returned to the Company (not yet received)

In September 2005, the Company settled the above issue with the plaintiff. A payment of $6,080 Cdn has been made and a payment schedule of $1,000 Cdn per month for the remainder of the judgment has been ordered and will commence December 1, 2005.

On September 28th 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter. An attorney in Mississippi has been retained by the Company to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the claims made by the plaintiff. The outcome of this litigation and the impact, if any, on the Acquisition Agreement dated September 20, 2005 between the Company and 4KE is presently not determinable and no provision for loss relating to this lawsuit has been recorded at September 30, 2005.

NOTE 11 - SUBSEQUENT EVENTS

On october 11, 2005, the company entered into an agreement with legacy mining ltd. ("Legacy"), a company with directors in common, whereby the company will sell its full ninety-percent (90%) ownership interest in the ester creek and second chance claims (see note 4). Under the terms of the agreement legacy is required to issue 750,000 restricted common shares of its $0.0001 par value common stock to the company.

ITEM 2.

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

Our Background. Golden Spirit Mining Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 177 Telegraph Road, Suite 541, Bellingham, Washington 98226.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet-related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol is currently "GSML". On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd to reflect management's decision to add online gaming to its business development and its trading symbol was changed to "GSGL".

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

THIS REPORT ON FORM 10-QSB IS FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2005. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN NOVEMBER 2005. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF SEPTEMBER 30, 2005. GOLDEN SPIRIT GAMING LTD. HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS THAT OCCURRED SUBSEQUENT TO SEPTEMBER 30, 2005.

Our Investment in Avalon Energy Corporation

During 2003 the Company bought 303,750 shares, in addition to 114,351 shares of Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, for $55,786 and sold 355,750 shares, out of a balance of 418,101 shares, for net proceeds of $74,710 and realized a loss of $32,764. Effective December 31, 2003 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115 that was recorded as other comprehensive income for the year. As at December 31, 2003 the Company owned 62,351 shares of Avalon's common stock.

During 2004, the Company sold 52,000 shares for net proceeds of $7,454 and realized a loss of $866. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as other comprehensive loss for the year. As at June 30, 2005 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive loss for the period. As at September 30, 2005, the Company owns 10,351 shares of Avalon's common stock with a market fair value of $1,656.

Our Mineral Properties

Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock. Under the terms of the agreement, Ester Creek retains a 10% non- assessable interest in the Mining Claims. The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles). In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs. The Company has had an independent engineering report prepared that recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500. The Company was expecting to conduct Phase II in June 2005, but has delayed the start of Phase II until next year due to the new business direction the Company.

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
=============                                             ====================

The above is equivalent to 65.73 ppm/ton (2.11 ounces/ton) gold over 126 inches or 10.50 feet.\

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

On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated.

Website Development

On July 12, 2005, the Company entered into a Software Sub License Agreement with
Arc2 Entertainment ("Arc2"), a British Virgin Islands Corporation	whereby
Arc2 agreed to build, operate and manage its online gaming website, Golden Spirit Poker.com. Arc2 is an online gaming software development and marketing company that has licensed the Company the rights to route users to such software utilized for the operation of online gaming. This Agreement will remain in effect for a period of three years and shall be automatically renewed indefinitely for additional one year terms (without further consideration), unless the Licensee or Licensor serves written notice of termination or intent not to renew this Agreement to the non-terminating party at least sixty days prior to the end of any then current term.

The total consideration paid to Arc2 by the Company will be as follows:

(a) Initial Fee: The Company shall pay Arc2 a one-time, non-refundable license acquisition fee in the amount of One Hundred Thousand Dollars ($100,000), $80,000 due upon execution and $20,000 due upon launch of the live website where players are able to play on the site for real money. As of September 30, 2005, $26,000 of the amounts due upon execution have been paid to Arc2 while the remaining $54,000 has been accrued in accounts payable. Arc2 has agreed to an extension to December 31, 2005 for the unpaid $54,000. The website, where people are able to play with and for "play money" or "play for free", was launched in early September. This first "play for free" phase is intended to draw players while the live version, where players are able to play on the site for cash, is being developed. The live version is expected to be launched by the end of 2005. The Company will receive compensation for hosting games between players by collecting a percentage (rake) from each real money pot.

(b) Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to Twenty-Eight (28) percent of the Net Monthly Revenue generated by the website. No amounts have been paid or are payable to date.

(c) Payment for Marketing and Management: Upon the signing of this agreement the Company issued 100,000,000 Rule 144 restricted shares of its common stock with a fair value of $2,000,000 to Arc2 and its designees. This amount has been recorded as Deferred Compensation and will be amortized as marketing and management expense over a three-year period being the term of the Agreement and the automatic renewal period (See Note 7). There was $166,661 amortized in the period.

(d) Payment for Development Costs: The Company will be responsible for all of the remaining costs in connection with the development of the online gaming website.

Investment in 4 of A Kind Enterprises

During the period, the Company issued 25,000,000 restricted common shares with a fair value of $500,000 in connection with its acquisition of 4 Of A Kind Enterprises ("4KE") doing business as Everything About Poker.com (see Note 1). 4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events. 4KE also sponsors professional poker players in major televised tournaments.

The completion date has been extended to November 30, 2005 by mutual consent, pending the delivery of 4KE's audited financial statements. Upon signing of the Acquisition Agreement, 4KE transferred one hundred percent (100%) of their issued and outstanding stock comprising of 10,000,000 common shares to the Company. At completion, upon the receipt of 4KE's audited financial statements, 25,000,000 of the Company's restricted common shares, which are held in a lawyer's trust, will be released to 4KE.

As of September 30, 2005, the Company has advanced $113,500 to 4KE for poker player sponsorships in certain televised poker tournaments. This amount has been written off during the quarter as the Company does not expect to be able to recoup the funds advanced to 4KE. The Company is now contemplating a lawsuit on behalf of Golden Spirit and 4KE to recover approximately $93,000 of the monies forwarded for the tournaments mentioned above which were not televised

Liquidity and Capital Resources

For the three months ended September 30, 2005, we had total assets of $597,520 including $1,860 in other receivables and deposits, $13,256 due from Legacy Mining Ltd., and $1,657 available for sale securities. We also held $747 in depreciated furniture and equipment, $80,000 in website development costs, and an investment in 4KE in the amount of $500,000. The Company was indebted to the bank for $17 at the end of this quarter. At September 30, 2005, we had total current liabilities of $230,895 of which $101,383 was represented by accounts payable and accrued liabilities, $122,678 due to Avalon Energy Corporation, and $6,817 was due to related parties. At September 30, 2005, we had total current assets of $16,773 and $230,895 in total current liabilities. At September 30, 2005, current liabilities exceeded current assets by $214,122.

Private Placement

The Company completed a private placement to four investors in the amount of 2,750,000 restricted common shares for total proceeds of $55,000. The shares were issued on July 14, 2005. No finders fee is payable in connection with this private placement.

Stock Options

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On February 8, 2005 3,550,000 stock option shares were granted to an employee at $0.03 per share and 15,450,000 stock option shares were granted to consultants at $0.03 per share.
A fair value of $570,000 for these options ($106,500 for the employee options and $463,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. In the nine month period ended September 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On June 14, 2005, 900,000 stock option shares were granted to an employee at $0.02 per share and 8,950,000 stock option shares were granted to consultants at $0.02 per share. A fair value of $294,500 for these options ($6,000 for the employee options and $288,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. During the nine month period ended September 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis.

During the period 15,400,000 options were exercised for total proceeds of $373,750.

During the period a total of 2,750,000 common shares were issued at $0.02 per share in connection with a private placement for total proceeds of $55,000.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company's common stock (See Note 7).

On September 20, 2005, the Company entered into an Acquisition Agreement with 4 of A Kind Enterprises ("4KE"), a Nevada Corporation, to acquire 100% ownership of 4KE by issuing 25,000,000 common shares at a fair value of $500,000 (See Note
6).

On July 12, 2005, the Company entered into a Software Sub License Agreement with Arc2 Entertainment ("Arc2"), a British Virgin Islands Corporation, to build, manage and operate its online gaming website by issuing 100,000,000 common shares with a total value of $2,000,000 (See Note 5).

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in any material way. We do not believe that our available cash is sufficient to pay our day-to-day expenditures; therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of liquidity, that being the sale of our common stock.

No assurances can be given that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our case requirements.

Results of Operations

We have not yet realized any significant revenue from operations. For the three months ended September 30, 2005, we had $543,494 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations, and office and general expenses. Our operating expenses for the corresponding period in 2004 were $525,612. Net losses from operations for the three months ending September 30, 2005 were $543,494, being the general and administrative expenses. Our net loss for the corresponding period in 2004 was a comparative $525,612. We have incurred net losses of $12,835,815 since January 1, 1996.

Our Plan of Operation for the Next 12 Months.

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain assets that we would not otherwise relinquish.

We anticipate certain expenditures within the next 12 months for our new business venture, Online Gaming. (See Subsequent Events section) We anticipate $300,000 in development and marketing costs for our online gaming website within the next 12 months. We do not anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

The Following are Material Subsequent Events (Occurring after September 30,
2005).

Disposition of Assets

On October 11, 2005, the Company entered into an agreement with Legacy Mining Ltd. ("Legacy"), a company with directors in common, whereby the Company will sell its full ninety-percent (90%) ownership interest in certain State of Alaska mining claims. The claims are in the Ester Creek area, which is located on the mineralized earthen dome structure called Ester Dome, some 8 miles north and west of Fairbanks, Alaska. Two previous claimholders will retain their non-assessable, carried ten-percent (10%) interest. Under the terms of the agreement to sell its full ninety-percent (90%) interest, Legacy is required to issue the Registrant 750,000 restricted common shares of its $0.0001 par value common stock.

Legacy will be responsible to keep the claims in good standing henceforth to protect the rights of the carried interest holders.

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, and Chief Financial Officer, have performed an evaluation of the
Company's   disclosure   controls  and procedures, as that term is defined in
Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares and the Company put a stop transfer on these shares and commenced legal proceedings to recover these shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn. in damages and $7,180 Cdn. in costs. However, the 450,000 shares are to be returned to the Company (not yet received).

As of September 30, 2005, the Company has entered into a settlement with the plaintiff. A payment of $6,080 Cdn. has been made and a payment schedule of $1,000 Cdn. per month for the remainder of the judgment has been ordered and will commence on December 1, 2005.

On September 28th 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract dated July 18, 2005. The Company and 4KE are being sued for $967,500, plus interest at the legal rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter. An attorney in Mississippi has been retained by the Company to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the claims made by the plaintiff. The outcome of this litigation and the impact, if any, on the Acquisition Agreement effective September 20, 2005 between the Company and 4KE is presently not determinable and no provision for loss have been recorded at September 30, 2005.



Item 2. Changes in Securities.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On February 8, 2005 3,550,000 stock option shares were granted to an employee at $0.03 per share and 15,450,000 stock option shares were granted to consultants at $0.03 per share.
A fair value of $570,000 for these options ($106,500 for the employee options and $463,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. In the nine month period ended September 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). On June 14, 2005, 900,000 stock option shares were granted to an employee at $0.02 per share and 7,925,000 stock option shares were granted to consultants at $0.02 per share. A fair value of $294,500 for these options ($6,000 for the employee options and $288,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%. During the nine month period ended September 30, 2005 the consultant options have been expensed and the employee options have been recorded on a pro-forma basis.

During the period 15,400,000 options were exercised for total proceeds of $373,750.

During the period a total of 2,750,000 common shares were issued at $0.02 per share in connection with a private placement for total proceeds of $55,000.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company's common stock .

On July 12, 2005, the Company entered into a Software Sub License Agreement with Arc2 Entertainment ("Arc2"), a British Virgin Islands Corporation, to build and operate its online gaming website by issuing 100,000,000 common shares with a total value of $2,000,000.

On September 20, 2005, the Company entered into an Acquisition Agreement with 4 of A Kind Enterprises ("4KE"), a Nevada Corporation, to acquire 100% ownership of 4KE by issuing 25,000,000 common shares at a fair value of $500,000.

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


Directors' Compensation. During the three months ended September 30, 2005, the
Company paid $1,993 (2004 - $1,000) to two directors for management fees.


Stock Based Compensation. During the three months ended September 30, 2005,
$97,500 (2004 - $510,000) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model. We do expect further stock based compensation in 2005.


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

C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2005, companies controlled by significant shareholders earned $82,465 (2004 - $63,084) pursuant to investment banking services contracts .

During the nine months ended September 30, 2005, a company controlled by an employee earned $Nil (2004-$4,166) and companies controlled by significant shareholders earned $58,749 (2004 - $10,208) pursuant to investor relations services contracts

During the nine months ended September 30, 2005, the Company $12,227 (2004 - $8,000) to two directors for management fees.

During the nine months ended September 30, 2005, the Company incurred expenses for office rent of $18,810 (2004 - $9,333) and consulting fees of $100,000 (2004 - $Nil) to a company controlled by a significant shareholder.

At September 30, 2005 a total of $ 122,678 (December 31, 2004 - $45,813)is owing to Avalon for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At September 30, 2005 a total of $13,257 (December 31, 2004 - $10,576) was owing from Legacy Mining Ltd for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At September 30, 2005, the following amounts are due to related parties:

		         	September 30,2005    September 30, 2004
	               	 	-----------------    ----------------

Employee	          	 $  192	       	       $   192
Significant Shareholders   	  6,625		        48,665
	                 	------------          ----------
	                  	 $6,817	       	       $48,857
                               =============          ==========

D. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

	                       	September 30,   December 31,   December 31,
	                            2005 	  2004           2003
                               	------------------------------------------
Cash and Cash Equivalents	   ($17)	 $2,096	       $3,790
                                ===========================================

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

July 18, 2005 - Change in Company Name

July 18, 2005 - Acquisition of Software Sub License Agreement with Arc2
		Entertainment

July 18, 2005 - Acquisition Agreement with 4 of A Kind Enterprises

September 20, 2005 - Amended Acquisition Agreement with 4 of a Kind Enterprises


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 21, 2005.

Golden Spirit Gaming Ltd.,
a Delaware corporation

       /s/ Robert Klein
By:   ______________
         Robert Klein
Its:     President