Form 10KSB
period 2005-12-30
GOLDEN SPIRIT GAMING LTD.
filed 2006-03-30
CIK 1076262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

GOLDEN SPIRIT GAMING LTD.

(Exact name of Small Business Issuer as specified in its charter)

Delaware	52-2132622
(State of incorporation)	(I.R.S. employer identification no.)

1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada	V6E 4N5
(Address of principal executive offices)	(Zip code)

888-488-6882

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  ✓

The issuer's revenue for the fiscal year ended December 31, 2005 were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 24, 2006, there were 241,385,238 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

 Yes

 No [X]

GOLDEN SPIRIT GAMING LTD.

A Delaware corporation

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2005.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2006.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2005. GOLDEN SPIRIT GAMING LTD. HAS INCLUDED A SECTION BELOW ENTITLED “SUBSEQUENT EVENTS” WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2005.

PART I

Item 1. Description of Business.

Our Background. Golden Spirit Gaming Ltd., formerly Golden Spirit Mining Ltd., formerly Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 177 Telegraph Road, Suite 541, Bellingham, Washington 98226.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet- related activities. Our symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd. and the trading symbol is currently “GSGL.”

In addition, on August 17, 2005, the Company incorporated Golden Spirit Poker Company Limited, a British Virgin Islands Corporation.  Golden Spirit Gaming Ltd. was issued 10 shares of this Company for consideration of $10.00, representing 100% of the issued capital of Golden Spirit Poker Company Limited.

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

Our Business. Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gaming business, we are directing our efforts towards online poker. Our overall success and viability are therefore directly dependent upon the success of the Golden Spirit poker.com website.  The Company then entered into a Software Sub-licensing (“SSL”) Agreement with Arc 2 Entertainment, Inc. (“Arc2”), a British Virgins Island Corporation on July 12, 2005, to begin developing the Company’s online gaming website (see Website Development below).

During the year, the Company entered into an Acquisition Agreement with 4 of a Kind Enterprises, who does business as “EverythingAboutPoker.com”. 4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events.  4KE also sponsors professional poker players in major televised tournaments.  The Company believes that the acquisition of 4KE, to be completed on March 31, 2006, will prove to be beneficial and profitable for our online poker website. (See Pending Acquisition below).

The Company has ownership of Golden Spirit Poker.com (GSP), an offshore online poker information and gaming website. GSP is an online poker site which has a broad player based network, enabling players to readily find a table to have a game of poker.  GSP’s poker site is easy to navigate and offers free lessons for novices with the basics of the game to significantly speed up the learning curve.

The www.goldenspiritpoker4fun.net site provides free play with “play money” so that players may practice their skills in poker games with various limits without the risk of losing real money.  People who previously had no way to learn and improve their game because they had no one to play with, are now able to learn the game at a quicker pace and gain invaluable experience from free money play.

GSP’s site will offer players the chance to play in private tables (Invitation Only) with their own select group of friends or certain celebrities during special events.  Regular tournaments and satellite tournaments will be available by which players can win jackpots and have an opportunity to win entries into real life poker tournaments.

The company has a multi-year agreement with Anna “the GoldDigger” Benson to promote, market, and play on the Company’s site.  Benson’s poker and personal websites, www.golddiggerpoker.com and www.annabenson.net, are affiliated with GSP. (See “subsequent events” section below)  In addition, the company has contracted one of the top professional card players in the world, Mr. Jean Robert Bellande to exclusively market its poker related products.

Prior Business. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with our internet activities we decided to abandon this business and commencing in 2003 instead pursue opportunities in mineral exploration and development

We had limited success with both our internet activities and our mineral exploration and development activities. Ultimately, in mid 2005, management of the Company decided to focus on online gaming.

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

During 2003, the Company bought 303,750 shares of Avalon for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $38,764.  Effective December 31, 2003, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115 which was recorded as other comprehensive income for the year.  Effective December 31, 2004, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as comprehensive loss for the year.

Effective December 31, 2005, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive income for the year.

As at December 31, 2005, the Company owns 10,351 shares of Avalon's common stock with a fair value of $1,656.

Our Mineral Properties:

(i) Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company ("Ester Creek"), a private Nevada cooperative, to acquire from Ester Creek 90% ownership of the Ester Creek Gold properties (the "Mining Claims") located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company's common stock.  Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims.  The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles).  In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek Gold Company and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement the Company has agreed to give Ester Creek a contract to supervise and perform certain work programs.  The Company has had an independent engineering report prepared which recommends an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500. The Company expected to conduct Phase II in the third quarter of 2005, however, due to the new direction of the Company, it sold its 90% interest in these claims in October, 2005.

(ii) Second Chance Claims

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

2. $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000.

The Company paid $8,000 to December 31, 2004 towards the acquisition and completed the acquisition in February, 2005.Under the terms of the agreement Holland retains a 10% non-assessable interest in the Claims.

On October 11, 2005, due to the new focus on online gaming, the Company entered into an agreement with Legacy Mining Ltd. (“Legacy”), a company with directors in common, whereby the Company will sell its full ninety-percent (90%) ownership interest of Ester Creek area claims including the Second Chance claims.  Under the terms of the agreement (a) Legacy has issued 750,000 restricted common shares of its $0.0001 par value common stock to the Company valued at $1; (b) Legacy will be responsible to keep the claims in good standing henceforth and to protect the rights of the carried interest holders.  Under the terms of the agreement, both Ester Creek and Holland retains a 10% non-assessable interest in the Claims.

(iii) Uinta Basin

On November 10, 2004, the Company entered into an agreement with Avalon, a Company with directors and officers in common, to acquire a 40% interest in the Letter of Intent and Participation Agreement that Avalon acquired from Pioneer Oil and Gas, Inc. ("Pioneer") in a gas field lease in the Uinta Basin, located in the US

Rockies, Utah. Upon signing of the agreement, the Company issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to Avalon and was to acquire the 40% working interest in the gas lease upon payment of $750,000 to Avalon on or before December 10, 2004. Upon payment of the purchase price of $750,000 by the Company, Avalon was to issue 2,000,000 shares of its common stock to the Company. Upon receiving the $750,000, Avalon was required to pay Pioneer $706,279 to acquire its 85% working interest. On December 10, 2004, the Company received an extension to December 24, 2004 to meet the requirements of the initial agreement. The Company issued an additional 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated. The 2,000,000 restricted Rule 144 common shares issued to Avalon, valued at $130,000, were expensed as exploration costs in 2004.

(iv) Niger Property

On April 4, 2005, the Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a $5,000 Cdn consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue 30,000,000 non-refundable restricted Rule 144 common shares upon signing the memorandum and issue a further 70,000,000 restricted Rule144 common shares and pay an additional $5,000Cdn once the Ministry of Mines issued the Prospecting Permit. As at December 31, 2005, the Prospecting Permit has not been issued and the Company has not yet issued the shares. The initial $5,000 Cdn consultant fee has been expensed to operations in 2005.  Once acquired, the Company intends to either sell or auction off the property.

Investment in Legacy Mining Ltd. (formerly Cardstakes.com)

On February 19, 1999, we caused PDTech.com, a Nevada corporation, to be formed as our subsidiary.  On June 8, 1999, PDTech.com changed its name to CardStakes.com, Inc., and on January 13, 2004, Cardstakes.com changed its name to Legacy Mining Ltd. At the time, Legacy Mining Ltd. was incorporated, it was contemplated that founders would be issued founders shares in Legacy Mining Ltd. in consideration for incorporating and initially financing Legacy Mining Ltd.

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

2.

On December 31, 2003, Legacy issued shares of its capital stock in order to settle $122,988 owing to Avalon and $106,000 of the Company's debt, and to acquire a mineral property interest with a fair value of $2,000.  These transactions resulted in a further decrease of the Company's ownership of Legacy from 9% to 4%.

The culmination of the above transactions has resulted in a reduction of the Company's interest in Legacy from 59% to 4%.  As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain.  The net dilution gain on the reduction in interest ownership of Legacy was $334,087.  Commencing January 1, 2004, the Company will account for its investment in Legacy using the cost method.  In October 2005, the Company entered into an agreement to sell its interest in Ester Creek to Legacy for 750,000 shares of Legacy’s common stock; which increased the Company’s ownership in Legacy back up to 9%.  As at December 31, 2005, the carrying value of the Company's investment in Legacy is $nil.

Website Development:

On July 12, 2005, the Company entered into a Software Sub License Agreement (“SSL Agreement”) with Arc2 Entertainment (“Arc2”), a British Virgin Islands Corporation   whereby Arc2 agreed to build, operate and manage its online gaming website, Golden Spirit Poker.com. Arc2 is an online gaming software development and marketing company that has licensed the Company the rights to route users to such software utilized for the operation on online gaming.  Arc2 is an online gaming software development and marketing company that has licensed the Company the rights to route users to such software utilized for the operation of online gaming.  Refer to activities subsequent to December 31, 2005 for terms of the amended agreement entered into on January 12, 2006.

The website, where people are able to play with and for “play money” or “play for free”, was launched in early September 2005.  This first “play for free” phase is intended to draw players while the live version, where players are able to play on the site for cash, is being developed.  The live version was launched in January 2006. The Company will receive compensation for hosting games between players by collecting a percentage (rake) from each real money pot.

The total consideration to be paid to Arc2 by the Company will be as follows:

(a)

Initial Fee: The Company paid, under the original SSL Agreement, Arc2 a one-time, non-refundable license acquisition website and development fee in the amount of One Hundred Thousand Dollars ($100,000), $80,000 due upon execution (paid) and $20,000 would be due upon launch of the live website where players are able to play on the site for real money.  The Company negotiated with Arc2 to accept the $80,000 as payment in full; therefore, the Company is not obligated to make the $20,000 final payment.

 (b)

Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 30% of the net monthly revenue generated by the website.  As at December 31, 2005, no amounts have been paid or are payable as no revenues have been generated to date.

(c)

Payment for Consulting Fees: Upon the signing of this agreement, the Company issued 100,000,000 Rule 144 restricted shares of its common stock (currently held in trust) with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and will be amortized using the straight-line method as consulting expenses over the three- term of the SSL Agreement. .  During the year ended December 31, 2005, the Company recorded amortization of $333,332.

(d)

Payment for Development Costs: The Company will be responsible for all of the remaining costs in connection with the development of the online gaming website. The Company has entered into an agreement with Arc 2 Entertainment Ltd., a British Virgin Islands Corporation to develop the software for the online gaming website for consideration of $100,000

Pending Acquisition:

On July 11, 2005, the Company entered into an agreement with 4 of A Kind Enterprises (4KE”), a Nevada Corporation, whereby the Company will acquire one hundred percent (100%) of 4KE. The Company placed 25,000,000 restricted common shares in escrow pending completion of this acquisition of 4KE doing business as EverythingAboutPoker.com .  4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events through its website EverythingAboutPoker.com.  4KE also sponsors professional poker players in major televised tournaments.

The completion date has been extended to March 31, 2006 by mutual consent, pending the delivery of 4KE’s audited financial statements and completion of due diligence. Upon signing of the acquisition agreement, the shareholders of 4KE placed 100% of their issued and outstanding stock comprising of 10,000,000 common shares in trust to the Company.  Upon the receipt of 4KE’s audited financial statements, the Company’s approval thereof, and the resolution to the satisfaction of the Company of the lawsuit from an individual formerly under contract with 4KE , the 25,000,000 restricted common shares, which are held in a lawyer’s trust, will be released to 4KE to complete the acquisition.

As of December 31, 2005, the Company has advanced $120,700 on behalf of 4KE to third parties for poker player sponsorships in certain televised poker tournaments. This amount has been expensed as marketing costs in 2005 as the Company and 4KE do not expect to be able to recoup the funds advanced.  The Company is now contemplating legal action to recover approximately $93,000 of the monies advanced for the tournaments mentioned for breach of contract since the tournaments were not televised.

Ownership Interests. The following chart specifies our stock ownership at December 31, 2005:

-----------------------------------------------------------------------------------------------------------------------------

Percent

Entity

Nature of Ownership

Ownership

-----------------------------------------------------------------------------------------------------------------------------

9.0%

Legacy Mining Ltd.

1,263,376 Shares of Common

Stock

0.02%

Avalon Energy Corporation

10,351 Shares of Common

Stock

-----------------------------------------------------------------------------------------------------------------------------

Employees. We currently have 1 full-time employee and 1 part-time employee.  None of our employees are subject to any collective bargaining agreements.

The Following are Material Subsequent Events (Occurring after December 31, 2005).

(a)

Subsequent to December 31, 2005, 1,800,000 shares of the Company’s common stock were issued for options exercised to consultants and an employee for cash proceeds of $54,000.  The Company also issued 5,984,683 common shares in the exchange for debt in the amount of $146,291, all pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”).

(b)

On January 12, 2006, the Company entered into an amended Licensing Agreement with Arc 2 Entertainment Ltd. (Arc 2), a British Virgin Islands Corporation titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement. The amended Agreement will give the Company access to a broader base network of players online for poker games in addition software for casino table games such as Blackjack, Roulette, Baccarat, Craps, Slot Machines and Video Poker.  The Casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the Sportsbook software is included, it will not be utilized at this time.

The total consideration paid to Arc2 by the Company will be the following:

Initial Fee: The Company shall pay Arc2 a new one-time, non-refundable license acquisition fee in the amount of One Hundred Thousand Dollars ($100,000) to enter into this amended Agreement, $50,000 (paid) due upon execution of the Agreement and $50,000 (paid) due upon launch of website.

Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to thirty percent (30%) of the Net Monthly Revenue.

The Company shall pay a monthly support fee to Licensor or its designee in the amount of $1,000. Said fees shall commence upon the launch of the site.  This fee may be reasonably adjusted on a semi-annual basis to reflect the growth of Licensee's website traffic and customer service requirements.  This fee will be waived for the first 3 months after launch.

This fee covers the following services provided to the Company:

- Development of new software

- Management of financial processing

- Management of Player Withdrawals

- Customer Service Support

- Sports Content Management

- Hosting and collocation of web servers

- Hosting and collocation of gaming and transaction servers

The Company shall maintain a player reserve account to be held by Licensor in the amount of $10,000. Said account shall only be used pursuant to the terms of this Agreement.  This amount may be reasonably adjusted on an ongoing basis to reflect the growth of the Company’s customer transactions.

The Company shall maintain a poker network reserve account to be held by Licensor or its Poker Network designee in the amount of $10,000 or 80% of on- hand poker balances, whichever is greater. Said account shall only be used pursuant to the terms of this Agreement.

(c)

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 18,000,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan (the “Plan”). To date no options have been granted.

(d)

On January 27, 2006, the Company entered into an Agreement with Anna Benson Enterprises (Benson) for the purposes of sharing cross site access between the Company’s website and the Benson site and for the performance of the Services by the Company and Benson.

Total consideration to be paid to Anna Benson Enterprises will be as follows:

i) Take Fee: Benson will receive payment on a quarterly basis commencing on March 31, 2006 (the “Effective Date”), 10% of the rake that is earned by, and paid to, the Company from all poker tables on www.goldenspiritpoker.com and any affiliated sites established after the Effective Date.  An advance of $30,000 will be paid to Benson in the amount of $5,000 per month for the first 6 months, commencing on the Effective Date.

ii) Traffic Fee: Benson will receive 20% of revenue from all traffic that is originating and transferred directly from www.annabenson.net and any other affiliated sites added after the effective date to www.goldenspiritpoker.com.

iii) Affiliate Fee: Benson will receive 2.5% of the amount earned from online games (excluding poker) on the Company’s website paid to the Company and any added affiliated websites after the effective date, less any amount paid as a percentage of revenues as a traffic fee for Benson Services.

(e)

In March 2006, the Company issued 20,000,000 restricted Rule 144 shares of the Company’s common stock. 10,000,000 shares each to Island Star Holdings Ltd. and Arcade Investments Ltd., pursuant to the Memorandum of Understanding dated April 4, 2005 with a private corporation to acquire a Uranium Concession on the African Continent. The shares are non-refundable. An additional 10,000,000 non-refundable restricted shares will be issued in April 2006 to complete the initial stage of the Niger Property transaction.

Item 1.A - Risk Factors:

The following risk factors should be given special consideration when evaluating the Company.

(a)

  Legal and Regulatory: The ability to profitably sell various products or services on the Internet is dependent upon the legal and regulatory authorities of various levels of governments on a worldwide basis. The Company and its BVI subsidiary, to a great extent, are dependent upon international government rulings in respect of the permissibility of certain Internet commerce activities, specifically those involving gaming. The Company could be materially adversely affected by negative rulings relating to Internet commerce activities by international governments, particularly in the United States.  The laws in the United States and throughout the world both relating to the Internet and to Internet gaming specifically are expected to continue to be developed over a number of years. The Company's business plan is based on its ability to first develop and then market and sell its services on the Internet. The permissible scope of gaming and betting on the Internet varies from country to country and within various jurisdictions within each country. Until the legal issues are resolved either through legislation or the courts, the future of Internet gaming and betting is uncertain in many jurisdictions. Internet gaming and betting has received increased scrutiny by legal agencies, and in some cases, legal proceedings have been initiated alleging that such activities are illegal, primarily in the U.S. The Company is unable to predict the outcome of such proceedings and the ultimate impact on the Company's business. If it is held that Internet gaming and betting such as that proposed to be conducted by the Company's BVI subsidiary is illegal in a significant number of jurisdictions, it would have a material adverse effect on the business of the Company. Furthermore, the existence of claims of illegality may result in litigation costs and an indefinite interruption in the business activities of the Company. Although each country or jurisdiction will create its own legislation, the United States' current and proposed legislation represents some of the most stringent laws in this industry. Due to the uncertainty of the regulatory environment, management is unable to determine the effect of the current and proposed legal regulations and their applications in the United States or elsewhere. Management believes that this uncertainty in respect of the legislation, the jurisdictions and the enforcement will continue for a number of years to come. This belief is based on the requirement for cooperation between legislative bodies in various countries in order to properly enforce any Internet laws. Negative rulings, restrictive legislation and the application of any restrictive legislation could adversely affect the gaming and betting operations of the Company subject to political risks inherent in all foreign operations.

(b) Software: The Company and the Company’s British Virgin Islands (BVI) subsidiary, through its licensor, Arc 2 Entertainment Ltd.(Arc 2), a BVI Company, is utilizing software that may not be commercially successful.

(c)

  Competition: The products and services offered by the Company and the Company's BVI subsidiary will compete against those of other new and developing companies as well as companies established in existing and other markets, some of which have greater financial, marketing, software programming and other resources than those of the Company and its BVI subsidiary.  Amongst other features, these competitors may be able to provide greater functionality in their web site operations.  The entry of well-financed land-based casino operators would significantly and negatively impact the competitive position of the Company.

(d)

  Reliance on the Internet and the Internet Service Providers: The Company and the Company's BVI subsidiary will rely on the Internet as a means of promoting and selling the products and services offered by the Company and its BVI subsidiary. Any changes in the Internet's role as the premier computer network information service, or any shutdown of Internet service by significant Internet service providers, will impact the Company's ability to generate revenues.  Furthermore, the Company can be adversely affected by power failures, internet interruptions, software failures and hackings.

(e)

   Reliance on Employees: The Company and its BVI subsidiary will be relying heavily on their employees for researching, developing, enhancing, operating and marketing of their products and services, the loss of any of whom could have an adverse effect on the Company.

(f)

  Reliance on Licensees: The Company will be relying on licensees for the purpose of operating the Gaming Software, the loss of any of whom could have an adverse effect on the Company and its BVI subsidiary.

(g)

  Product Obsolescence: The Internet continues to change and evolve in both its systems and its accepted methods of marketing. The Company and its BVI subsidiary are at risk if, in respect of any products and services which they develop or license, they do not continue to upgrade and improve such products and services to avoid rendering the existing software obsolete. Internal cash generated by operations may not permit the level of research and development spending required in maintaining a stream of new product improvements.

(h)

   Liquidity: The revenue expected to be generated, initially in 2006, from the software will be insignificant and not sufficient to sustain the ongoing operations of the Company. There are no assurances whatsoever that the software will generate sufficient revenues in order to make the Company profitable.  Moreover, there can be no assurance whatsoever that the current levels of cash in the Company will sufficiently sustain the Company's operations. Additional funding will be required in order for the Company to meet its contractual obligations and, there can be no certainty that the Company will be able to obtain additional financing to fund its own operations.  This could have a material adverse impact on the business of the Company.

(i)

  Marketplace: The marketplace in which the Company and its BVI subsidiary intend to compete is constantly undergoing changes. Internet commerce services are continuing to develop based on a largely untapped and unproven market. The ability of the Company to generate profitable earnings from the Internet is based on their ability to successfully enter and develop this untapped and unproven market.

(j)

 Marketing: The Internet has not been established as a long term profitable medium for generating revenue specifically with gaming operations.  Poor market acceptance of any products offered by the Company or other unanticipated events may result in lower revenues than anticipated. Additional and significant funding will be required to permit the level of advertising and promotion required to establish a market presence and generate any meaningful revenue and such funding may not be available.

(k)

 Dilution: There are a number of outstanding securities and agreements pursuant to which common shares of the Company may be issued in the future. This will result in further dilution to the Company's shareholders.

(l)

 Revenues and Dividends: Neither the Company nor its subsidiary currently generate any meaningful revenues and, as a consequence, if additional funds are required for the development of software or for other internet related purposes, or for general working capital, which is likely, the Company will have to seek equity or debt financings which may or may not be available. Furthermore, the Company has not paid cash dividends in the past and does not expect to pay cash dividends in the future. In the event of generating any meaningful earnings, the Company shall retain its earnings to finance further growth.

(m)

   Penny Stock:  The Company's securities are deemed to be Penny Stocks and are therefore subject to Penny Stock rules as defined in Rule 3a(51)(1) of the 1934 Exchange Act.  The Penny Stock disclosure requirements may have the effect of reducing the level of trading activity of the Company's securities in the secondary market.  Penny Stocks are low-priced shares of small companies not traded on a U.S. national exchange or quoted on Nasdaq.  The Company's securities are quoted for trading on the OTC Bulletin Board (Symbol: GSGL).  Penny Stocks, such as the Company's securities, can be very risky.  Prices of Penny Stocks are often not available.  Investors in Penny Stocks are often unable to sell stock back to the dealer that sold them the stock.  Investors may lose all their investment in Penny Stocks.  There is no guaranteed rate of return on Penny Stocks.  Before an investor purchases any Penny Stock, U.S. Federal law requires a salesperson to tell the investor the "offer" and the "bid" on the Penny Stock, and the "compensation" the salesperson and the firm receive for the trade.  The firm also must mail a confirmation of these prices to the investor after the trade.  The Investor's Broker-dealer is required to obtain the investor's signature to show that the investor has received the statement titled "Important Information on Penny Stocks" before the investor first trades in a Penny Stock.  This Statement is required by the U.S. Securities and Exchange Commission ("SEC") and contains important information on Penny Stocks.  Furthermore, under penalty of Federal Law the Investor's brokerage firm must tell the investor at two different times - before the investor agrees to buy or sell a Penny Stock, and after the trade, by written confirmation the following:  1) the bid and offer price quotes for the Penny Stock, and the number of shares to which the quoted prices apply, 2) the brokerage firm's compensation for the trade, 3) the compensation received by the brokerage firm's salesperson for the trade.  In addition, to these items listed above the investor’s brokerage firm must send the investor monthly account statements and a written statement of the investor's financial situation and investment goals as required by the Securities Enforcement and Penny Stock Reform Act of 1990.

Item 2.  Description of Property.

Property Held by Us.  As of the dates specified in the following table, we held the following property in the following amounts:

Property

December 31, 2005

December 31, 2004

-----------------------------------------------------------------------------------------------

Cash

US $         -

US $2,096

=========================================================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.  We do not own any real property.  However, we do lease space from Holm Investments Ltd., a shareholder of the Company.  We lease the space for a total of $2,083.33Cdn a month. The term of the lease expires on August 1, 2006.

Item 3.  Legal Proceedings.

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares; therefore the Company issued a stop transfer and commenced legal proceedings to recover the shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 CDN. On April 29, 2005, the Supreme Court of British Columbia issued a Judgment awarding the plaintiff $15,000 CDN. in damages and $7,180 CDN in costs, however, the 450,000 shares were to be returned to the Company (not yet received). In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005.  No payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

On September 28th 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained by the Company to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the claims made by the plaintiff.  The outcome of this litigation and an estimate of loss and the impact, if any, on the Acquisition Agreement dated September 20, 2005 between the Company and 4KE is presently not determinable and no provision for loss relating to this lawsuit has been recorded at December 31, 2005.

On November 2, 2005, the Company filed a lien with the State of Alaska against the Ester Creek property.  The lien was filed as the Company’s attempt to register title to the property in its name was blocked by Ester Creek.  The process for filing the lien on the property was initiated in September 2005, prior to the Company's decision to sell the interest in the property to Legacy. The Company intends to resolve this issue with Ester Creek.  In the meantime, the Company has sold its interest in its Ester Creek claims to Legacy

Item 4.  Submission of Matters to Vote of Security Holders

A majority of the shareholders voted to effect certain changes to the Articles of Incorporation of the Company, filed July 6, 2005, with the State of Delaware:

1. Effective at the opening of business July 18, 2005 the Company changed its name to "Golden Spirit Gaming Ltd." The new trading symbol is "GSGL" and the new CUSIP number is 38119U 10 1.

PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

As at December 31, 2005 there were approximately 2,000 holders of the outstanding shares of the Golden Spirit Gaming Ltd.'s $0.0001 par value common stock.  Golden Spirit Gaming Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9.  On October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol changed from TWOU to "GSPM". On October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol changed from GSPM to "GSML".

Effective at the opening on July 18th, 2005 the Registrant’s symbol changed from GSML to “GSGL” and the CUSIP Number became 38119U 10 1.

According to quotes provided by stockhouse.com, the Golden Spirit Gaming Ltd.’s common stock closed at:

Quarter

High

Low

2003 First Quarter

$0.06

$0.04

2003 Second Quarter

$0.06

$0.04

2003 Third Quarter

$0.06

$0.04

2003 Fourth Quarter

$0.06

$0.04

2004 First Quarter

$0.05

$0.02

2004 Second Quarter

$0.13

$0.01

2004 Third Quarter

$0.16

$0.05

2004 Fourth Quarter

$0.16

$0.05

2005 First Quarter

$0.06

$0.03

2005 Second Quarter

$0.03

$0.01

2005 Third Quarter

$0.03

$0.02

2005 Fourth Quarter

$0.03

$0.01

The Company traded as 2UOnline.com from January 1, 2003 to October 8, 2003, as Golden Spirit Minerals Ltd. from October 9, 2003 to October 18, 2004, as Golden Spirit Mining Ltd. from October 19, 2004 to July 17, 2005 and Golden Spirit Gaming Ltd. from July 18, 2005 to date. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Common Stock: The Company is authorized to issue 500,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.  The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock.  Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock.  All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

As of December 31, 2005, 213,600,192 shares of Golden Spirit Gaming Ltd. common stock were issued and outstanding.

Legacy Mining Ltd. (formerly CardStakes.com and formerly our subsidiary) Stock Transfer.  On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of Legacy Mining Ltd.s common stock for every eight (8) shares of our common stock held by the shareholder.  We issued a total of 2,199,779 shares of Legacy Mining Ltd.’s common stock to our shareholders. These shares were subsequently reverse split on a 2:1 basis.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”).

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional19,000,000 shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”).

During the current year 15,400,000 options were exercised for total proceeds of $373,750 at exercise prices ranging from $0.02 to $0.03 per share.

During the current year a total of 2,750,000 common shares were issued at $0.02 per share in connection with a private placement for total proceeds of $55,000.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company’s common stock.

On July 12, 2005, the Company entered into a Software Sub License Agreement (the “Agreement”) with Arc2 Entertainment (“Arc2”), an online gaming software development and marketing company incorporated in the British Virgin Islands.  Under the terms of the Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the Agreement, the Company issued 100,000,000 (with a fair value of $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement. See “Website Development Costs” section above.

2004 Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company’s 2004 Stock Incentive and Option Plan (the “Plan”) and 8,150,000 shares of common stock for debt.

On January 14, 2004, the Company issued a total of 8,150,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totaling $163,000. Of the 8,150,000 common shares issued, 2,500,000 were issued to two directors and 1,000,000 were issued to one employee for professional fees. The fair value of the shares issued exceeded the outstanding debts by an amount of $163,000, which has been recorded as a loss on settlement of debt.   On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two-year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company’s common stock..

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two-year term, to provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company’s common stock.

On January 10, 2004 the Company entered into agreements with two individual consultants with one-year terms, to provide consulting services with respect to the Company’s mineral property (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company’s common stock.

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the Company’s 2004 Stock Incentive and Option Plan and 6,200,000 shares of common stock for settlement of debt.

On June 17, 2004, the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totaling $62,000. On October 1, 2004, the Company entered into an agreement with an individual, with a 1-year term, to provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company’s common stock.

On October 1, 2004, the Company entered into an agreement with an individual, with a six-month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company’s common stock..

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three-year term, to provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company’s common stock.

The Company declared a 10% stock dividend to shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company’s common stock.  The Company has recorded this stock dividend at a fair value of $641,968 and issued 8,024,596 shares in payment on October 17, 2004.

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

On December 1, 2004, the Company issued 200,000 common shares valued at $14,000 in settlement of directors’ salaries.

2005 Stock Option Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the 2005 Plan.  On February 8, 2005 3,050,000 stock options were granted to an employee at $0.03 per share and 15,950,000 stock options were granted to consultants at $0.03 per share.  A fair value of $570,000 for these options ($91,500 for the employee options and $478,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 244%.  For the year ended December 31, 2005, the consultant options have been expensed and the employee options have been disclosed on a pro-forma basis in the financial statement notes.

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 19,000,000 shares of common stock to be issued pursuant to the 2005 Plan. On June 14, 2005, 300,000 stock options were granted to an employee at $0.02 per share and 9,550,000 stock options were granted to consultants at $0.02 per share. A fair value of $294,500 for these options ($6,000 for the employee options and $191,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 234%. During the year, 3,000,000 stock options granted to consultants with a fair value of $60,000 were cancelled.  On August 9, 2005, 600,000 stock options were granted to an employee at $0.02 per share and 6,700,000 stock options were granted to consultants at $0.02 per share. A fair value of $146,000 for these options ($12,000 for the employee options and $134,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 4.13% and an expected volatility of 239%. During the year ended December 31, 2005, the consultant options, net of those cancelled, have been expensed and the employee options have been disclosed on a pro-forma basis in the financial statement notes.

2004 Stock Option Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the 2004 Plan and 8,150,000 shares of common stock for debt as disclosed above. On March 22, 2004, 400,000 stock options were granted to an employee at $0.02 per share.  The 400,000 options were exercised on March 26, 2004 in settlement of a debt in the amount of $8,000.  A fair value of $7,900 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk- free interest rate of 3% and an expected volatility of 229%.

On May 21, 2004, 2,600,000 stock options were granted at $.01 per share, 1,400,000 to an employee and two directors and 1,200,000 to consultants.   A total fair value of $25,800 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%.  The value of the consultants' options, being $11,900 has been expensed and the value of the employee and directors options, being $13,900, has been disclosed on a pro-forma basis.  All of the 2,600,000 options were exercised on May 28, 2004 for proceeds of $26,000.

On June 3, 2004, 5,000,000 stock options were granted at $0.01 per share, 3,650,000 shares to consultants and 1,350,000 shares to employees.  A total fair value of $49,500 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%.  The value of the consultants' options, being $30,200, has been expensed in the year.  The value of the employees' options, being $19,300, has been disclosed on a pro-forma basis in the notes to the financial statements.  As at December 31, 2004, all of the 5,000,000 options were exercised for proceeds of $50,000.

On September 27, 2004, 5,000,000 stock options were granted at $0.12 per share, 4,250,000 shares to consultants and 750,000 shares to employees.  A total fair value of $600,000 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%.  The value of the consultants' options, being $510,000, was expensed in 2004.  The value of the employees' options, being $90,000, has been disclosed on a pro-forma basis in the notes to the financial statements.  All of the 5,000,000 options were exercised for proceeds of $600,000 which were received in full by October 14, 2004.

Item 6.  Management's Discussion and Analysis of Financial Condition or Plan of Operation.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT.FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Results of Operations. We have not yet realized any significant revenue from operations.  Loss from operations increased from $1,000 for the year ended December 31, 1997, to $10,797 for the year ended December 31, 1998, to $4,201,051 for the year ended December 31,1999, to $1,350,249 for the year ended December 31, 2000, to $1,495,844 for the year ended December 31, 2001, to $1,025,820 for the year ended December 31, 2002  $1,279,867 for the year ended December 31, 2003, $1,883,337, for the year ended December 31, 2004 and to $1,842.055 for the year ended December 31, 2005.  Our net loss decreased slightly from 2004 to 2005 primarily due to a decrease in exploration costs of $181,536 and an increase in advertising and marketing costs of $146,626. Our losses from September 13, 1993 (inception) to December 31, 2005, were $13,090,020. However, the Company is contemplating legal action to recover approximately $93,000 of the monies advanced for the tournaments as a breach of contract as the tournaments were not televised.

Liquidity and Capital Resources.   At December 31, 2005, we had a bank overdraft of $52 (2004-$2,096), total current assets of $2,812 (2004-$3,809) and total current liabilities of $316,669 (2004-$84,048).  At December 31, 2005, total current liabilities exceeded total current assets by $313,857. Cash on hand  constitutes our present internal sources of liquidity.  We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of liquidity, that being the sale of our common stock.

To address the going concern problem discussed in our financial statements, we will require additional working capital.  We will also require additional funds to implement our business strategies, including funds for:

o

payment of increased operating expenses, and

o

further implementation of  business strategies.

No assurance can be given; however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability to operate as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Our Plan of Operation for the Next 12 Months.  We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  Anticipated revenues for the first quarter of 2006 are not expected to be significant.   Therefore, additional capital may be raised through additional public or private financings, as well as borrowings and other resources.  To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

We do anticipate certain expenditures within the next 12 months for our online gaming website.   We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

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

Item 7. Finacial Information

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Golden Spirit Gaming Ltd. (formerly Golden Spirit Mining Ltd.)

We have audited the consolidated balance sheets of Golden Spirit Gaming Ltd. (formerly Golden Spirit Mining Ltd.), a development stage company, as at December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ deficit  for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has not generated significant revenues since inception, has incurred substantial losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s / “Dale Matheson Carr-Hilton LaBonte”

------------------------------------------------------------

Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 17, 2006

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS
Cash	$ -	$ 2,096
Receivables	1,156	1,168
Available-for-sale securities (Note 3)	1,656	545

	2,812	3,809

DUE FROM LEGACY MINING LTD. (Note 9)	16,029	10,576
FURNITURE AND EQUIPMENT, net of depreciation of $6,718 (2004-$6,398)	747	1,067
WEBSITE DEVELOPMENT COSTS (Note 5)	80,000	-

	$ 99,588	$ 15,452

LIABILITIES
CURRENT
Bank overdraft	$ 52	$ -
Accounts payable and accrued liabilities	67,184	15,467
Due to Avalon Energy Corporation (Note 9)	167,291	45,813
Due to related parties (Note 9)	82,142	22,768

	316,669	84,048

CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized (Note 8)
Issued and outstanding: 213,600,192 (2004 – 92,450,192) common shares	21,360	9,245
Additional paid-in capital	15,526,147	12,306,012
Deferred compensation (Note 7)	(1,812,507)	(272,715)
Deficit accumulated during the development stage	(13,951,966)	(12,109,911)
Accumulated other comprehensive loss	(115)	(1,227)

	(217,081)	(68,596)

	$ 99,588	$ 15,452

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Results of operations from September 13, 1993 (inception) to December 31, 2005
	Year ended December 31, 2005	Year ended December 31, 2004

REVENUES
Processing fees	$ -	$ -	$ 98,425
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
	-	-	148,853

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	146,626	-	81,231
Consulting fees	1,391,008	1,395,082	5,137,403
Depreciation	320	457	31,822
Exploration costs	11,009	192,545	241,754
Investor relations	98,034	88,167	577,133
Loss on settlement of debt (Note 8)	-	163,000	302,500
Management fees	12,227	9,000	367,881
Office and general	77,425	31,383	410,236
Professional fees	74,267	61,064	498,799
Travel and accommodation	27,312	11,970	192,547
Wages and salaries	3,827	18,378	238,710
Website development costs	-	-	345,682
Write-down (recovery) of URL costs	-	(87,535)	1,571,657
Write-down of technology license	-	-	2,055,938
Write-off of other assets	-	-	265,886
	1,842,055	1,883,511	12,319,179

LOSS BEFORE THE FOLLOWING:	(1,842,055)	(1,883,511)	(12,170,326)
EQUITY LOSS FROM AVALON	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN AVALON	-	-	(313,301)
LOSS ON SALE OF SECURITIES (Note 3)	-	(866)	(26,178)
DILUTION GAIN – LEGACY	-	-	334,087
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978

NET LOSS	($1,842,055)	($1,884,377)	($13,090,020)

BASIC AND DILUTED LOSS PER COMMON SHARE	($0.01)	($0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8)	143,463,205	72,094,311

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in Capital	Deferred Compensation (Note 7)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
		$	$	$	$	$	$
Balance, September 13, 1993 (date of inception)	-	-	-	-	-	-	-
September 30, 2003 – common stock issued for cash	10,000	100	900	-	-	-	1,000
Net loss for the period ended December 31, 1993	-	-	-	-	(1,000)	-	(1,000)
Balance, December 31, 1993	10,000	100	900	-	(1,000)	-	-
Net loss for the years ended December 31, 1994 through 1997	-	-	-	-	-	-	-
July 30, 1998 – changed from $.01 par value to $.0001 par value	-	(99)	99	-	-	-	-
July 30, 1998 – forward stock split 200:1	1,990,000	199	(199)	-	-	-	-
October 21, 1998 – forward stock split 3:1	4,000,000	400	(400)	-	-	-	-
Net loss for the year ended December 31, 1998	-	-	-	-	(10,797)	-	(10,797)

Balance, December 31, 1998	6,000,000	600	400	-	(11,797)	-	(10,797)
January 6, 1999 – common stock issued for Rising Phoenix finders’ fee at $0.30 per share	800,000	80	239,920	-	-	-	240,000
January 6, 1999 – common stock issued for cash and management remuneration at $0.30 per share	600,000	60	179,940	-	-	-	180,000
January 28, 1999 – commons stock issued for services at $0.36 per share	600,000	60	215,940	-	-	-	216,000
February 26, 1999 – common stock issued for services at $0.36 per share	500,000	50	179,950	-	-	-	180,000
April 14, 1999 – common stock issued for cash (net of finance fee of $99,500) at $0.08 to $0.25 per share	7,127,500	713	899,787	-	-	-	900,500
Less: fair value of warrants issued on financing	-	-	(764,095)	-	-	-	(764,095)
April 14, 1999 – warrants issued on financing	-	-	764,095	-	-	-	764,095
April 23, 1999 – stock-based compensation	-	-	210,706	-	-	-	210,706
April 28, 1999 – common stock issued for technology licence finder’s fee at $0.30 per share	400,000	40	119,960	-	-	-	120,000
June 15, 1999 – common stock issued for technology license at $0.30 per share	3,000,000	300	899,700	-	-	-	900,000
June 15, 1999 – common stock issued for services at $0.25 per share	20,000	2	4,998	-	-	-	5,000
June 30, 1999 – common stock issued for services at $0.26 per share	250,000	25	64,975	-	-	-	65,000
July 15, 1999 – warrants issued for URL purchase	-	-	328,858	-	-	-	328,858
July 20, 1999 – common stock issued for cash on exercise of warrants at $0.30 per share	800,000	80	239,920	-	-	-	240,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in Capital	Deferred Compensation (Note 7)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total
	Number of shares	Amount
		$	$	$	$	$	$
September 1, 1999 – warrants issued for URL purchase	-	-	220,146	-	-	-	220,146
September 1, 1999 – common stock issued for cash on exercise of warrants at $0.30 per share	100,000	10	29,990	-	-	-	30,000
October 14, 1999 – common stock issued for cash on exercise of warrants at $0.25 per share	40,000	4	9,996	-	-	-	10,000
October 22, 1999 – stock-based compensation	-	-	42,963	-	-	-	42,963
November 3, 1999 – common stock issued for cash on exercise of warrants at $0.25 per share	100,000	10	24,990	-	-	-	25,000
November 9, 1999 – common stock issued for technology license at $0.30 per share	3,000,000	300	899,700	-	-	-	900,000
November 15, 1999 – common stock issued for cash on exercise of warrants at $0.25 per share	200,000	20	49,980	-	-	-	50,000
November 19, 1999 – common stock issued for acquisition of URL’s at $0.30 per share	650,000	65	194,935	-	-	-	195,000
November 24, 1999 – common stock issued for acquisition of URL’s at $0.30 per share	800,000	80	239,920	-	-	-	240,000
November 25, 1999 – common stock issued for acquisition of URL’s at $0.30 per share	500,000	50	149,950	-	-	-	150,000
November 25, 1999 – common stock issued for acquisition of URL’s at $0.30 per share	250,000	25	74,975	-	-	-	75,000
November 29, 1999 – common stock issued for cash on exercise of warrants at $0.25 per share	40,000	4	9,996	-	-	-	10,000
December 6, 1999 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
December 9, 1999 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
Dividends paid	-	-	-	-	(219,978)	-	(219,978)
Net loss	-	-	-	-	(4,201,051)	-	(4,201,051)

Balance, December 31, 1999	25,877,500	2,588	5,557,585	-	(4,432,826)	-	1,127,347

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in Capital	Deferred Compensation (Note 7)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total
	Number of shares	Amount
		$	$	$	$	$	$
January 24, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
January 26, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	80,000	8	19,992	-	-	-	20,000
January 31, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
February 8, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
February 9, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
February 11, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	150,000	15	37,485	-	-	-	37,500
February 18, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	150,000	15	37,485	-	-	-	37,500
February 24, 2000 – common stock issued for deferred compensation at $0.85 per share	700,000	70	594,930	(595,000)	-	-	-
February 24, 2000 – common stock issued for interest in oil and gas property	3,800,000	380	1,519,620	-	-	-	1,520,000
February 24, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
February 28, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	100,000	10	24,990	-	-	-	25,000
March 2, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
March 8, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
March 17, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
March 24, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	100,000	10	24,990	-	-	-	25,000
March 31, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in Capital	Deferred Compensation (Note 7)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total
	Number of shares	Amount
		$	$	$	$	$	$
April 12, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
April 28, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	50,000	5	12,495	-	-	-	12,500
August 10 2000 – common stock issued for services at $0.30 per share	50,000	5	14,995	-	-	-	15,000
October 5, 2000 – common stock issued for cash on exercise of warrants at $0.25 per share	40,000	4	9,996	-	-	-	10,000
Deferred compensation expense recorded in the year	-	-	-	190,894	-		190,894
Net loss	-	-	-	-	(1,350,249)	-	(1,350,249)

Balance, December 31, 2000	31,597,500	3,160	7,979,513	(404,106)	(5,783,075)	-	1,795,492
Deferred compensation expense recorded in the year	-	-	-	208,246	-	-	208,246
Net loss	-	-	-	-	(1,495,844)	-	(1,495,844)

Balance, December 31, 2001	31,597,500	3,160	7,979,513	(195,860)	(7,278,919)	-	507,894
November 6, 2002 – common stock issued for services at $0.02 per share	8,950,000	895	178,105	-	-	-	179,000
Unrealized gain on available-for-sale securities	-	-	-	-	-	6,832	6,832
Deferred compensation expense recorded in the year	-	-	-	71,896	-	-	71,896
Net loss	-	-	-	-	(1,025,820)	-	(1,025,820)

Balance, December 31, 2002	40,547,500	4,055	8,157,618	(123,964)	(8,304,739)	6,832	(260,198)
January 8, 2003 – Reverse stock split 1:10	(36,492,750)	(3,649)	3,649	-	-	-	-

Balance forward, January 8, 2003 after 1:10 reverse split	4,054,750	406	8,161,267	(123,964)	(8,304,739)	6,832	(260,198)
January 10, 2003 – common stock issued for deferred compensation at $0.10	1,950,000	195	194,805	(195,000)	-	-	-
January 10, 2003 – common stock issued for services at $0.10	100,000	10	9,990				10,000
January 14, 2003 – common stock issued to acquire “Miss Beverly Hills”	10,000,000	1,000	199,000	-	-	-	200,000
January 21, 2003 – common stock issued for services at $0.06	5,000,000	500	299,500	-	-	-	300,000
February 4, 2003 – return and cancellation of common stock	(10,000,000)	(1,000)	(199,000)	-	-	-	(200,000)
February 4, 2003 – return and cancellation of common stock	(2,500,000)	(250)	(149,750)	-	-	-	(150,000)
February 12, 2003 – common stock issued for exercise of stock options at $0.06	100,000	10	5,990	-	-	-	6,000
February 19, 2003 – common stock issued for exercise of stock options at $0.06	100,000	10	5,990	-	-	-	6,000
April 14, 2003 – common stock issued for exercise of stock options at $0.06	200,000	20	11,980	-	-	-	12,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in Capital	Deferred Compensation (Note 7)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (loss)	Total
	Number of shares	Amount
		$	$	$	$	$	$
May 2, 2003 – common stock issued for exercise of stock options at $0.06	980,000	98	58,702	-	-	-	58,800
May 6, 2003 – common stock issued for exercise of stock options at $0.06	250,000	25	14,975	-	-	-	15,000
May 16, 2003 – common stock issued for exercise of stock options at $0.06	200,000	20	11,980	-	-	-	12,000
May 27, 2003 – return and cancellation of common stock	(250,000)	(25)	(14,975)	-	-	-	(15,000)
May 30, 2003 – common stock issued for exercise of stock options at $0.06	400,000	40	23,960	-	-	-	24,000
June 11, 2003 – common stock issued for exercise of stock options at $0.07	875,000	87	61,163	-	-	-	61,250
June 23, 2003 – common stock issued for exercise of stock options at $0.07	100,000	10	6,990	-	-	-	7,000
June 26, 2003 - common stock issued for exercise of stock options at $0.07	100,000	10	6,990	-	-	-	7,000
July 16, 2003 - common stock issued for exercise of stock options at $0.07	225,000	22	15,728	-	-	-	15,750
July 17, 2003 - common stock issued for exercise of stock options at $0.07	150,000	15	10,485	-	-	-	10,500
July 28, 2003 - common stock issued for exercise of stock options at $0.07	75,000	8	5,242	-	-	-	5,250
August 1, 2003 - common stock issued for exercise of stock options at $0.07	300,000	30	20,970	-	-	-	21,000
August 8, 2003- common stock issued for exercise of stock options at $0.07	100,000	10	6,990	-	-	-	7,000
August 11, 2003- common stock issued for exercise of stock options at $0.07	275,000	27	19,223	-	-	-	19,250
August 14, 2003- common stock issued for exercise of stock options at $0.07	50,000	5	3,495	-	-	-	3,500
August 14, 2003- common stock issued for exercise of stock options at $0.08	550,000	55	43,945	-	-	-	44,000
August 29, 2003- common stock issued for exercise of stock options at $0.08	150,000	15	11,985	-	-	-	12,000
August 29, 2003- common stock issued for exercise of stock options at $0.07	50,000	5	3,495	-	-	-	3,500
Balance, October 7, 2003	13,584,750	1,358	8,851,115	(318,964)	(8,304,739)	6,832	235,602
October 8, 2003 – Forward split 3:1	27,169,539	2,717	(2,717)	-	-	-	-
Balance forward, October 8, 2003 after 3:1 forward split	40,754,289	4,075	8,848,398	(318,964)	(8,304,739)	6,832	235,602
October 13, 2003 – common stock issued for debt settlement at $0.03	6,091,667	609	182,141	-	-	-	182,750
October 13, 2003 – common stock issued for exercise of stock options at $0.04	1,200,000	120	47,880	-	-	-	48,000
October 22 , 2003 – common stock issued for exercise of stock options at $0.04	830,000	83	33,117	-	-	-	33,200
October 22, 2003 – common stock issued for interest in mining property at $0.06	450,000	45	26,955	-	-	-	27,000
October 24 , 2003 – common stock issued for exercise of stock options at $0.04	556,275	56	22,195	-	-	-	22,251
November 26, 2003 – common stock issued for exercise of stock options at $0.04	1,000,000	100	39,900	-	-	-	40,000
December 2, 2003 – common stock issued for exercise of stock options at $0.04	1,413,725	141	56,408	-	-	-	56,549
December 16, 2003 – return and cancellation of common stock	(100,000)	(10)	(2,323)	-	-	-	(2,333)
Stock-based compensation	-	-	364,300	-	-	-	364,300
Unrealized loss on available-for-sale securities	-	-	-	-	-	(6,947)	(6,947)
Deferred compensation expense	-	-	-	130,332	-	-	130,332
Net loss	-	-	-	-	(1,279,867)	-	(1,279,867)
Balance, December 31, 2003	52,195,956	$5,219	$ 9,618,971	$(188,632)	$(9,584,606)	$ (115)	$ (149,163)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2005

	Common		Additional Paid in Capital	Deferred Compensation (Note 7)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (loss)	Total
	Number of shares	Amount

Balance at December 31, 2003, carried forward	52,195,956	$5,219	$9,618,917	$(188,632)	$ (9,584,606)	$ (115)	$ (149,163)

January 10, 2004 - common stock issued for deferred compensation at $0.05	2,000,000	200	99,800	(100,000)	-	-	-
January 14, 2004 – common stock issued for debt at $0.04	8,150,000	815	325,185	-	-	-	326,000
March 26, 2004 – common stock issued for services at $0.02	400,000	40	7,960	-	-	-	8,000
May 21, 2004 – common stock issued for exercise of stock options at $0.01	2,600,000	260	25,740	-	-	-	26,000
June 8, 2004 – common stock issued for exercise of stock options at $0.01	1,500,000	150	14,850	-	-	-	15,000
June 9, 2004 – common stock issued for exercise of stock options at $0.01	1,000,000	100	9,900	-	-	-	10,000
June 17, 2004 - common stock issued for debt at $0.01	6,200,000	620	61,380	-	-	-	62,000
June 29, 2004 – common stock issued for exercise of stock options at $0.01	900,000	90	8,910	-	-	-	9,000
July 6, 2004 – return and cancellation of common stock	(1,300,000)	(130)	(12,870)	-	-	-	(13,000)
July 6, 2004 – common stock issued for exercise of stock options at $0.01	1,600,000	160	15,840	-	-	-	16,000
September 27, 2004–common stock issued for exercise of stock options at $0.12	3,000,000	300	359,700	-	-	-	360,000
September 28, 2004–common stock issued for exercise of stock options at $0.12	2,000,000	200	239,800	-	-	-	240,000
October 1, 2004 – common stock issued for services at $0.10	130,000	13	12,987	(13,000)	-	-	-
October 1, 2004 – common stock issued for services at $0.10	1,750,000	175	174,878	(175,000)	-	-	-
October 18, 2004 – common stock issued for stock dividend (Note 6)	8,024,596	803	641,165	-	(641,968)	-	-
October 25, 2004 – common stock issued for property at $0.06	100,000	10	5,990	-	-	-	6,000
November 29, 2004- common stock issued for property rights at $0.07	1,000,000	100	69,900	-	-	-	70,000
December 1, 2004 – common stock issued for services at $0.07	100,000	10	6,990	-	-	-	7,000
December 1, 2004 – common stock issued for services at $0.07	100,000	10	6,990	-	-	-	7,000
December 15, 2004 – common stock issued for property rights	1,000,000	100	59,900	-	-	-	60,000
Share reconciliation after dividend issue	(360)	-	-	-	-	-	-
Stock based compensation	-	-	552,100	-	-	-	552,100
Unrealized loss on available-for-sale securities	-	-	-	-	-	(1,112)	(1,112)
Deferred compensation expense	-	-	-	203,917	-	-	203,917
Net loss	-	-	-	-	(1,883,337)	-	(1,883,337)

Balance, December 31, 2004	92,450,192	$9,245	$12,306,012	$(272,715)	$(12,109,911)	$(1,227)	$(68,596)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in Capital	Deferred Compensation (Note 7)	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total
	Number of shares	Amount
Balance, December 31, 2004, carried forward	92,450,192	$9,245	$12,306,012	$(272,715)	$(12,109,911)	$(1,227)	$(68,596)

February 15, 2005 - common stock issued for stock options at $0.03	2,575,000	258	76,992	-	-	-	77,250
February 25, 2005 - common stock issued for stock options at $0.03	500,000	50	14,950	-	-	-	15,000
April 7, 2005 - common stock issued for stock options at $0.03	500,000	50	14,950	-	-	-	15,000
April 8, 2005 - common stock issued for stock options at $0.03	1,500,000	150	44,850	-	-	-	45,000
May 17, 2005 - common stock issued for stock options at $0.03	1,500,000	150	44,850	-	-	-	45,000
June 28, 2005 - common stock issued for consulting at $0.02	3,000,000	300	59,700	(60,000)	-	-	60,000
July 5, 2005 - common stock issued for stock options at $0.02	3,350,000	335	66,665	-	-	-	67,000
July 22, 2005 - common stock issued for stock options at $0.02	1,000,000	100	19,900	-	-	-	20,000
July 26, 2005 - common stock issued for stock options at $0.02	2,500,000	250	49,750	-	-	-	50,000
August 10, 2005 - common stock issued for stock options at $0.02	1,975,000	197	39,303	-	-	-	39,500
July 13, 2005 - common stock issued for private placement at $0.02	2,750,000	275	54,725	-	-	-	55,000
July 12, 2005 - common stock issued for consulting services at $0.02	100,000,000	10,000	1,990,000	(2,000,000)	-	-	2,000,000
Stock-based compensation	-	-	743,500	-	-	-	743,500
Unrealized gain on available-for-sale securities	-	-	-	-	-	1,112	1,112
Deferred compensation expense	-	-	-	520,208	-	-	(1,539,792)
Net loss	-	-	-	-	(1,842,055)	-	(1,842,055)
Balance, December 31, 2005	213,600,192	$21,360	$15,526,147	$(1,812,507)	$(13,951,966)	$(115)	$(217,081)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13,
	Year ended	Year ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2005	2004	2005
OPERATING ACTIVITIES
Net loss	$(1,842,055)	$(1,884,377)	$(13,090,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320	457	31,822
Fees and services paid for with shares	520,209	387,918	3,014,161
Loss on settlement of debt	-	163,000	302,500
Stock-based compensation	743,500	552,100	1,913,569
Non-cash component of URL write-down	-	1	1,214,193
Non-cash exploration costs	-	136,000	163,000
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	126,876
Equity loss from Avalon Energy Corporation	-	-	1,394,280
Write-down of investment in Avalon Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	866	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Changes in operating assets and liabilities:			350,396
Receivables	12	(71,430)	(71,418)
Accounts payable and accrued liabilities	51,717	(80,908)	(30,231)
CASH FLOWS USED IN OPERATING ACTIVITIES	(526,297)	(796,373)	(3,099,520)
INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	(80,000)	-	(206,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Avalon Energy Corporation	-	7,454	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(80,000)	7,454	(146,274)
FINANCING ACTIVITIES
Increase in bank overdraft	52	-	52
Net advances from related parties	175,399	111,225	449,343
Net proceeds on sale of common stock	428,750	676,000	2,694,750
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	604,201	787,225	3,144,145
NET DECREASE IN CASH	(2,096)	(1,694)	-
CASH, BEGINNING OF YEAR	2,096	3,790	-
CASH , END OFYEAR	$ -	$ 2,096	$ -

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND

  FINANCING ACTIVITIES (See Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business. The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 25,000,000 restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 6), effective March 31, 2006.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $13,951,966 and at December 31, 2005 had a working capital deficiency of $297,828.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

Furniture and Equipment

Furniture and equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a 30% declining balance basis per annum.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in  the United Stares requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions and useful lives of long-lived assets.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The Company’s financial instruments include receivables, available-for-sale securities, amounts due from Legacy Mining Ltd., bank overdraft, accounts payable and accrued liabilities, amounts due to Avalon Energy Corporation, and due to related parties.  Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The fair value of the Company’s available-for-sale securities is estimated based on their market value.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2005, the Company has not recorded any asset retirement obligations as any potential costs relating to the retirement of the Company’s mineral property interest are not yet determinable.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Loss per Common Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Loss per common share, as presented, has been restated to reflect all share splits described in Note 8.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company’s investments consist of equity securities classified as “available-for–sale” that are reported at fair value.  As required by SFAS No. 130, “Reporting Comprehensive Income”, unrealized gains and losses on these investments are recorded as accumulated other comprehensive income as a separate component of stockholders’ deficit and are charged to net income when realized.  However, if there is a permanent decline in the available-for-sale securities, this adjustment is charged to net income in the period the decline is determined.

Stock-based Compensation

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123”.  In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro-forma effect on net income (loss) per share as if the Company had accounted for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 8:

		Years ended December 31,
		2005	2004

Net loss	As reported	$ (1,842,055)	$ (1,884,377)
Additional SFAS No.123 compensation expense		(109,500)	(131,100)

Net loss under SFAS No.123	Pro-forma	(1,951,555)	(2,015,477)
Basic net loss per share under SFAS No.123	Pro-forma	$ (0.01)	$ (0.03)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No.96-18.  The Company has also adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25” (“FIN 44”), which provides guidance as to certain applications of APB No.25.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website Development Costs

The Company has adopted the provisions of EITF No.00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  The website development costs will be amortized straight line over a 3-year period (See Note 5.)

Revenue Recognition

The Company will recognize revenue from its online gaming business in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is delivered or service is made, and collectibility is reasonably assured. Revenues are earned based on rake splits established in contracts and can vary depending on the agreement with the licensor. When a player joins a game, they are charged rake revenue; this amount is non-refundable, therefore the Company recognizes rake revenue at the time a player joins a game. In addition, the Company will recognize revenues and costs from its Online Casino once a player loses or gains the wager. Allowances for non-collection of revenues will be made when collectibility becomes uncertain.

Recent Accounting Pronouncements

In July 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).  This standard becomes effective for the Company for the interim period beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations.

In March 2005, the SEC staff issued SAB No. 107, “Share-based Payment,” to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

 NOTE 3 – AVAILABLE–FOR-SALE SECURITIES

During 2004, the Company sold 52,000 shares of Avalon Energy Corporation (“Avalon”), a public company with directors and significant shareholders in common, for net proceeds of $7,454 and realized a loss of $866. As at December 31, 2005, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $1,112 which was recorded as other comprehensive income.  As at December 31, 2005, the Company owns 10,351 shares of Avalon’s common stock with a market value of $1,656.

NOTE 4 – RESOURCE PROPERTIES

(a) Ester Creek

On October 10, 2003 the Company entered into an agreement with Ester Creek Gold Company (“Ester Creek”), a private Nevada cooperative, to acquire from Ester Creek a 90% ownership of the Ester Creek Gold properties (the “Mining Claims”) located approximately eight miles northeast of Fairbanks, Alaska for $45,000 and the issuance of 450,000 restricted shares of the Company’s common stock.  Under the terms of the agreement, Ester Creek retains a 10% non-assessable interest in the Mining Claims.  The Mining Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles).  In October 2003 the Company paid $3,000 and issued 450,000 restricted shares with a fair value of $27,000 to Ester Creek and paid an additional $42,000 in cash to acquire the property, as per the agreement. Under the terms of the agreement, Ester Creek has a contract to supervise and perform certain work programs.  The Company has had an independent engineering report prepared, which recommended an initial Phase I geologic and sampling reconnaissance of the property at a cost of $5,200. A Phase II work program based on the results of Phase I has been determined and the amount required to conduct a Phase II exploration program is estimated at $25,500.

In July 2004, the Company completed the Phase I work program and planned to begin Phase II in July 2005.  However, primarily as a result of the Company’s new focus on developing an online gaming business, the Company decided to sell its interest in the Ester Creek property as noted below.

(b) Second Chance Claims

On October 10, 2004, the Company entered into an agreement with Lee Holland (“Holland”), to acquire from Holland a 90% ownership of the Second Chance claims (the “Claims”) located in the Ester Creek area of Alaska for: (i) $2,000  plus 100,000 restricted Rule 144 shares of common stock valued at $6,000; (ii) $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000. Under the terms of the agreement, Holland retains a 10% non-assessable interest in the Claims.

On October 11, 2005, the Company entered into an agreement with Legacy Mining Ltd. (“Legacy”), a company with directors in common, whereby the Company will sell its full 90% ownership interest of Ester Creek area claims including the Second Chance claims.  Under the terms of the agreement (a) Legacy has issued 750,000 restricted common shares of its $0.0001 par value common stock to the Company valued at $1; (b) Legacy will be responsible to keep the claims in good standing henceforth and to protect the rights of the carried interest holders.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 4 – RESOURCE PROPERTIES (continued)

(c) Niger Property

On April 4, 2005, the Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue 30,000,000 non-refundable restricted Rule 144 common shares upon signing the memorandum (See Note 13), and issue a further 70,000,000 restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issued the Prospecting Permit. As at December 31, 2005, the Prospecting Permit has not been issued and the Company has not yet issued the shares. The initial Cdn $5,000 consultant fee has been expensed to operations in 2005.

(d) Uinta Basin

On November 10, 2004, the Company entered into an agreement with Avalon, a Company with directors and officers in common, to acquire a 40% interest in the Letter of Intent and Participation Agreement that Avalon acquired from Pioneer Oil and Gas, Inc. ("Pioneer") in a gas field lease in the Uinta Basin, located in the US Rockies, Utah. Upon signing of the agreement, the Company issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to Avalon and was to acquire the 40% working interest in the gas lease upon payment of $750,000 to Avalon on or before December 10, 2004. Upon payment of the purchase price of $750,000 by the Company, Avalon was to issue 2,000,000 shares of its common stock to the Company. Upon receiving the $750,000, Avalon was required to pay Pioneer $706,279 to acquire its 85% working interest. On December 10, 2004, the Company received an extension to December 24, 2004 to meet the requirements of the initial agreement. The Company issued an additional 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. On January 4, 2005, the Company received a default notice from Avalon for failure to meet the terms of the agreement which was terminated. The 2,000,000 restricted Rule 144 common shares issued to Avalon, valued at $130,000, were expensed as exploration costs in 2004.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

On July 12, 2005 the Company entered into a Software Sub License Agreement (“SSL Agreement”)  with Arc2 Entertainment (“Arc2”), a British Virgin Islands Corporation   whereby Arc2 agreed to build, operate and manage its online gaming website, GoldenSpiritPoker.com.  Arc2 is an online gaming software development and marketing company that has licensed the Company the rights to route users to such software utilized for the operation of online gaming.  Refer to Note 13(b) for terms of the amended agreement entered into on January 12, 2006.

The total consideration to be paid to Arc2 by the Company will be as follows:

(a)

Initial Fee: The Company agreed to pay Arc2 , under the original SSL Agreement, a one-time, non-refundable license acquisition website and development fee in the amount of $100,000, $80,000 due upon execution (paid) and $20,000 would be due upon launch of the live website where players are able to play on the site for real money.  The Company negotiated with Arc2 to accept the $80,000 as payment in full; therefore, the Company is not obligated to make the $20,000 final payment.

(b)

Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 28% of the net monthly revenue generated by the website.  As at December 31, 2005, no amounts have been paid or are payable as no revenues have been generated to date.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 5 – WEBSITE DEVELOPMENT COSTS (continued)

(c)

Payment for Consulting Fees: Upon the signing of this agreement, the Company issued 100,000,000 Rule 144 restricted shares of its common stock with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and will be amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement. (See Note 7).  During the year ended December 31, 2005, the Company recorded amortization of $333,332.

(d)

Payment for Development Costs: The Company will be responsible for all of the remaining costs in connection with the development of the online gaming website.

The website, where people are able to play with and for “play money” or “play for free”, was launched in September 2005.  This first “play for free” phase is intended to draw players while the live version, where players are able to play on the site for cash, is being developed.  The live version was launched in January 2006. The Company will receive revenues for hosting games between players by collecting a percentage (rake) from each real money pot.

NOTE 6 – PENDING ACQUISITION

On July 11, 2005, the Company entered into an agreement with 4 of A Kind Enterprises (4KE”), a Nevada Corporation, whereby the Company will acquire one hundred percent (100%) of 4KE. The Company placed 25,000,000 restricted common shares in escrow pending completion of this acquisition of 4KE doing business as EverythingAboutPoker.com .  4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events through its website EverythingAboutPoker.com.  4KE also sponsors professional poker players in major televised tournaments.

The completion date has been extended to March 31, 2006 by mutual consent, pending the delivery of 4KE’s audited financial statements and completion of due diligence. Upon signing of the acquisition agreement, the shareholders of 4KE placed 100% of their issued and outstanding stock comprising of 10,000,000 common shares in trust to the Company.  Upon the receipt of 4KE’s audited financial statements, the Company’s approval thereof, and the resolution to the satisfaction of the Company of the lawsuit from an individual formerly under contract with 4KE (See Note 12), the 25,000,000 restricted common shares, which are held in a lawyer’s trust, will be released to 4KE to complete the acquisition.

As of December 31, 2005, the Company has advanced $120,700 on behalf of 4KE to third parties for poker player sponsorships in certain televised poker tournaments. This amount has been expensed as marketing costs in 2005 as the Company and 4KE do not expect to be able to recoup the funds advanced.  The Company is now contemplating legal action to recover approximately $93,000 of the monies advanced for the tournaments mentioned for breach of contract since the tournaments were not televised.

NOTE 7 – DEFERRED COMPENSATION

The Company has recorded the prepaid amounts of consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)  On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 3,000,000 restricted shares of the Company’s common stock.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 7 – DEFERRED COMPENSATION (continued)

b)  On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 100,000,000 (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 5).  At December 31, 2005, $333,334 has been expensed and the balance of $1,666,666 is included in deferred compensation.

c)  On October 1, 2004, the Company entered into agreements with:

1.   An individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company’s common stock.

2.  An individual, with a six-month term, whereby the individual will provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company’s common stock.

3.   Holm Investments Ltd. (“Holm”) a private company controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

d)  On January 10, 2004, the Company entered into agreements with:

1.

J & S Overseas Holdings Ltd.,(“ J&S”) a private company controlled by a significant shareholder of the Company, for a two-year term, whereby J&S will provide investment-banking services to the Company (valued at $50,000) in exchange for 1,000,000 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments.

2.

1063244 Alberta Ltd., (“1063244”) a private company controlled by a significant shareholder, for a two-year term, whereby 1063244 will provide investor relations services to the Company (valued at $40,000) in exchange for 800,000 restricted shares of the Company’s common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

3.

Two individual consultants, for a one-year term, whereby they will provide consulting services to the Company with respect to its mineral exploration and development (valued at $10,000) in exchange for a total of 200,000 restricted shares of the Company’s common stock.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 8 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “2005 Plan”).

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 19,000,000 shares of common stock to be issued pursuant to the 2005 Plan.

During the current year, 15,400,000 options were exercised for total proceeds of $373,750 at exercise prices ranging from $0.02 to $0.03 per share.

During the current year, a total of 2,750,000 common shares were issued at $0.02 per share in connection with a private placement for total proceeds of $55,000.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two-year term, whereby this company will provide investment banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company’s common stock  (See Note 7).

On July 12, 2005, the Company entered into the SSL Agreement with Arc2 and issued 100,000,000 common shares with a fair value of $2,000,000 (See Note 5).

2004 Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the Company’s 2004 Stock Incentive and Option Plan (the “2004 Plan”) and 8,150,000 shares of common stock for debt.

On January 14, 2004, the Company issued a total of 8,150,000 common shares to employees and consultants in settlement of outstanding management and consulting fees totalling $163,000. Of the 8,150,000 common shares issued, 2,500,000 were issued to two directors and 1,000,000 were issued to one employee for professional fees. The fair value of the shares issued exceeded the outstanding debts by an amount of $163,000, which was recorded as a loss on settlement of debt.   On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two-year term, whereby this company will provide investment-banking services to the Company (valued at $50,000) in exchange for the issuance of 1,000,000 restricted shares of the Company’s common stock  (See Note 7).

On January 10, 2004, the Company entered into an agreement with a private company controlled by a significant shareholder with a two-year term,  to provide investor relations services to the Company (valued at $40,000) in exchange for the issuance of 800,000 restricted shares of the Company’s common stock (See Note 7).

On January 10, 2004, the Company entered into agreements with two individual consultants with one-year terms,  to provide consulting services with respect to the Company’s mineral properties (valued at $10,000) in exchange for the issuance of 200,000 restricted shares of the Company’s common stock (See Note 7).

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 8 – CAPITAL STOCK (continued)

2004 Transactions (continued)

On June 3, 2004, as amended June 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,200,000 shares of common stock to be issued, 5,000,000 shares pursuant to the 2004 Plan and 6,200,000 shares of common stock for settlement of debt.

On June 17, 2004, the Company issued a total of 6,200,000 common shares to consultants in settlement of outstanding consulting fees totalling $62,000. On October 1, 2004, the Company entered into an agreement with an individual, with a one-year term, to provide consulting services to the Company (valued at $10,000) in exchange for 100,000 restricted shares of the Company’s common stock (See Note 7).

On October 1, 2004, the Company entered into an agreement with an individual, with a six-month term, to provide investor relations services to the Company (valued at $3,000) in exchange for 30,000 restricted shares of the Company’s common stock. (See Note 7)

On October 1, 2004, the Company entered into an agreement with a private company controlled by a shareholder, for a three-year term,  to provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company’s common stock  (See Note 7).

The Company declared a 10% stock dividend to shareholders of record effective September 30, 2004, representing 80,245,956 shares of the Company’s common stock.  The Company has recorded this stock dividend at a fair value of $641,968 and issued 8,024,596 shares in payment on October 17, 2004.

On October 10, 2004, the Company issued 100,000 shares valued at $6,000 pursuant to an agreement to acquire 90% ownership of the Second Chance claims located in the Ester Creek area of Alaska (See Note 4).

On November 29, 2004, the Company issued 1,000,000 restricted common shares valued at $70,000 as a non-refundable deposit to Avalon pursuant to an agreement to acquire a 40% working interest in certain gas leases in the Uinta Basin, Utah.  On December 15, 2004, the Company issued 1,000,000 Rule 144 restricted common shares valued at $60,000 to Avalon as consideration for an extension to meet the terms of the agreement to acquire the 40% interest.

On December 1, 2004, the Company issued 200,000 common shares valued at $14,000 in directors’ salaries.

Stock Options

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Beginning, December 31, 2003	20,000	$ 0.06	4.04
Granted	13,000,000	0.03
Exercised	(13,000,000)	(0.03)
Balance, December 31, 2004	20,000	0.03	3.04
Granted	36,150,000	0.03
Exercised	(15,400,000)	(0.02)
Cancelled	(3,000,000)	(0.02)
Balance, December 31, 2005	17,770,000	$ 0.03	4.26

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 8 – CAPITAL STOCK (continued)

2005 Stock Option Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the 2005 Plan.  On February 8, 2005 3,050,000 stock options were granted to an employee at $0.03 per share and 15,950,000 stock options were granted to consultants at $0.03 per share.  A fair value of $570,000 for these options ($91,500 for the employee options and $478,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 244%.  For the year ended December 31, 2005, the consultant options have been expensed and the employee options have been disclosed on a pro-forma basis in Note 2.

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 19,000,000 shares of common stock to be issued pursuant to the 2005 Plan. On June 14, 2005, 300,000 stock options were granted to an employee at $0.02 per share and 9,550,000 stock options were granted to consultants at $0.02 per share. A fair value of $294,500 for these options ($6,000 for the employee options and $191,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 234%. During the year, 3,000,000 stock options granted to consultants with a fair value of $60,000 were cancelled.  On August 9, 2005, 600,000 stock options were granted to an employee at $0.02 per share and 6,700,000 stock options were granted to consultants at $0.02 per share. A fair value of $146,000 for these options ($12,000 for the employee options and $134,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 4.13% and an expected volatility of 239%. During the year ended December 31, 2005, the consultant options, net of those cancelled, have been expensed and the employee options have been disclosed on a pro-forma basis in Note 2.

2004 Stock Option Transactions

On January 13, 2004, the Company filed a Registration Statement on Form S-8 to cover 11,150,000 shares of common stock to be issued, 3,000,000 shares pursuant to the 2004 Plan and 8,150,000 shares of common stock for debt as disclosed above. On March 22, 2004, 400,000 stock options were granted to an employee at $0.02 per share.  The 400,000 options were exercised on March 26, 2004 in settlement of a debt in the amount of $8,000.  A fair value of $7,900 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk- free interest rate of 3% and an expected volatility of 229%.

On May 21, 2004, 2,600,000 stock options were granted at $.01 per share, 1,400,000 to an employee and two directors and 1,200,000 to consultants.   A total fair value of $25,800 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%.  The value of the consultants' options, being $11,900 has been expensed and the value of the employee and directors options, being $13,900, has been disclosed on a pro-forma basis in Note 2.  All of the 2,600,000 options were exercised on May 28, 2004 for proceeds of $26,000.

On June 3, 2004, 5,000,000 stock options were granted at $0.01 per share, 3,650,000 shares to consultants and 1,350,000 shares to employees.  A total fair value of $49,500 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%.  The value of the consultants' options, being $30,200, has been expensed in the year.  The value of the employees' options, being $19,300, has been disclosed on a pro-forma basis in Note 2.  As at December 31, 2004, all of the 5,000,000 options were exercised for proceeds of $50,000.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 8 – CAPITAL STOCK (continued)

2004 Stock Option Transactions (continued)

On September 27, 2004, 5,000,000 stock options were granted at $0.12 per share, 4,250,000 shares to consultants and 750,000 shares to employees.  A total fair value of $600,000 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 229%.  The value of the consultants' options, being $510,000, was expensed in 2004.  The value of the employees' options, being $90,000, has been disclosed on a pro-forma basis in Note 2.  All of the 5,000,000 options were exercised for proceeds of $600,000 which were received in full by October 14, 2004.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, companies controlled by significant shareholders earned $87,882 (2004 - $63,084) pursuant to investment banking services contracts (See Note 7).

During the year ended December 31, 2005, a private company controlled by an employee earned $Nil (2004-$4,166) and private companies controlled by significant shareholders earned $20,000 (2004 - $10,208) pursuant to investor relations services contracts (See Note 7).

During the year ended December 31, 2005, the Company paid $12,227 (2004 - $9,000) to two directors for management fees.

During the year ended December 31, 2005, the Company incurred expenses for office rent of $22,173 (2004 - $9,333) to a private company controlled by a significant shareholder.

At December 31, 2005 a total of $167,291 (December 31, 2004 - $45,813) is owing to Avalon, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At December 31, 2005 a total of $16,029 (December 31, 2004 - $10,576) owed from Legacy, a company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At December 31, 2005 the following amounts are due to related parties:

	December 31, 2005	December 31, 2004
Employee	$ -	$ 17,542
Significant shareholders	82,142	5,226
	$ 82,142	$ 22,768

Other related party transactions are disclosed in Notes 3, 4 and 7.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 10 – INCOME TAXES

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $13,900,000 that may be available to reduce future years' taxable income and will expire between the years 2006 - 2025.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Federal income tax provision at statutory rate	34.0%	34.0%
State income tax provision at statutory rate, net of federal income tax effect	8.7%	8.7%
Benefit of net operating loss carryforwards	(42.7%)	(42.7%)
Effective income tax provision rate	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforwards	$5,957,000	$4,600,000
Valuation allowance	(5,957,000)	(4,600,000)
Net deferred tax assets	$-	$-

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the years ended December 31 2005 and 2004 for:	2005	2004
Interest	$ -	$ -
Income taxes	$ -	$ -

During the year ended December 31, 2005:

The Company issued 100,000,000 common shares with a fair value of $2,000,000 for prepaid marketing and management fees in connection with the development of the Company’s online gaming website, as described in Note 5 which has been recorded as deferred compensation.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (continued)

During the year ended December 31, 2004

The Company issued 3,880,000 common shares for prepaid consulting, investor relations and investment banking service contracts valued at $100,000. (Refer to Note 7).

The Company issued 8,150,000 shares with a fair value of $326,000 in settlement of $93,000 of consulting fees, $20,000 of professional fees and $50,000 of directors’ fees payable.

The Company issued 6,200,000 shares with a fair value of $62,000 in settlement of $62,000 of consulting fees incurred in 2004.

A total of 400,000 stock options were exercised at $.02 per share in exchange for the settlement of $8,000 of debt.

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

NOTE 12 – CONTINGENCIES

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares; therefore the Company issued a stop transfer and commenced legal proceedings to recover the shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs, however, the 450,000 shares were to be returned to the Company (not yet received). In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005. The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, seizing the Company’s bank account. No further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 12 – CONTINGENCIES (continued)

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the claims made by the plaintiff.  The outcome of this litigation and an estimate of loss and the impact, if any, on the Acquisition Agreement dated September 20, 2005 between the Company and 4KE is presently not determinable and no provision for loss relating to this lawsuit has been recorded at December 31, 2005.

On November 2, 2005, the Company filed a lien with the State of Alaska against the Ester Creek property.  The lien was filed as the Company’s attempt to register title to the property in its name was blocked by Ester Creek.  The process for filing the Lien on the property was initiated in September 2005, prior to the Company's decision to sell the interest in the property to Legacy. The Company intends to resolve this issue with Ester Creek.  In the meantime, the Company has sold its interest in its Ester Creek claims to Legacy (See Note 4).

NOTE 13 – SUBSEQUENT EVENTS

(a)

Subsequent to December 31, 2005, 1,800,000 shares of the Company’s common stock were issued for options exercised to consultants and an employee for cash proceeds of $54,000.  The Company also issued 5,984,683 common shares in the exchange for debt in the amount of $146,291, all pursuant to the 2005 Plan.

(b)

On January 12, 2006, the Company entered into an amended Licensing Agreement with Arc2 titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement (“Amended SSL Agreement”). The Amended SSL Agreement will give the Company access to a broader base network of players online for poker games in addition software for casino table games such as Blackjack, Roulette, Baccarat, Craps, Slot Machines and Video Poker.  The Casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the Sportsbook software is included, it will not be utilized at this time.

Under the Amended SSL Agreement, consideration paid to Arc2 by the Company will be as follows:

Initial Fee: The Company shall pay Arc2 a one-time, non-refundable software license acquisition fee in the amount of $80,000, which was paid during the current year.

Monthly License Fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 30% of the net monthly revenue.

The Company shall pay a monthly support fee to licensor or its designee in the amount of $1,000. Said fees shall commence upon the launch of the site.  This fee may be reasonably adjusted on a semi-annual basis to reflect the growth of licensee's web site traffic and customer service requirements.  This fee will be waived for the first 3 months after launch.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 13 – SUBSEQUENT EVENTS (continued)

(c)

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 18,000,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan. To date no options have been granted.

(d)

On January 27, 2006, the Company entered into an agreement with Anna Benson Enterprises (“Benson”) for the purposes of sharing cross-site access between the Company’s website and the Benson website and for the performance of the services by the Company and Benson.

Total consideration to be paid to Benson will be as follows:

i)

Take Fee: Benson will receive payment on a quarterly basis commencing on March 31, 2006 (the “Effective Date”), 10% of the rake that is earned by, and paid to, the Company from all poker tables on www.goldenspiritpoker.com and any affiliated sites established after the Effective Date.  An advance of $30,000 will be paid to Benson in the amount of $5,000 per month for the first 6 months, commencing on the Effective Date.

ii)

Traffic Fee: Benson will receive 20% of revenue from all traffic that is originating and transferred directly from www.annabenson.net to www.goldenspiritpoker.com.

iii)

Affiliate Fee: Benson will receive 2.5% of the amount earned from online games (excluding poker) on the Company’s website paid to the Company and any added affiliated websites after the Effective Date less any amounts paid as traffic fees for Benson Services.

(e)

In March 2006, the Company issued 20,000,000 restricted Rule 144 shares of the Company’s common stock. 10,000,000 shares each to Island Star Holdings Ltd. and Arcade Investments Ltd., pursuant to the Memorandum of Understanding dated April 4, 2005 with a private corporation to acquire a Uranium Concession on the African Continent. The shares are non-refundable. An additional 10,000,000 non-refundable restricted shares will be issued in April 2006 to complete the initial stage of the Niger Property transaction. (See Note 4)

Item 8.  Changes in and Disagreements with Accountants.

There have been no disagreements with Golden Spirit Minerals Ltd.'s auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent of detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2005 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

CHANGES IN INTERNAL CONTROLS

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CODE OF ETHICS

We intend to adopt a code of ethics in 2006 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address

                  Age       Position

                    Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Robert Klein

429 West 41st

    57     President

     March 16, 2001

Vancouver, B.C.                                Director

V7S 2V6

Carlton Parfitt

     38     Secretary/Treasurer

     November 30, 2004

Suite 801

              Director

1875 Robson Street

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

Carlton Parfitt is a member of our Board of Directors.  Mr. Parfitt, bilingual in English and Japanese, graduated in 1991 with Honors from Simon Fraser University, British Columbia. While attending university, Mr. Parfitt worked as a co-op student for the Department of National Defense (Canada). After completing his Bachelor of Science in Physics, and before becoming involved in the digital media industry, Carlton Parfitt was a research scientist at companies such as TRIUMF, on the campus of the University of British Columbia, and CTF Communications Inc. based in Coquitlam, British Columbia.

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

Item 10.  Executive Compensation.

Directors' Compensation: A total of $12,227 (2004-$9,000) was paid to two directors in cash for the year ended December 31, 2005.

Stock-based Compensation . During the year ended December 31, 2005, $743,500 (2004-$552,100) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock-based compensation in 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Amount and

Percent

Name of

Nature of

of Class

Title of Class

Beneficial Owner

Beneficial Owner

Common Stock

--------------------------------------------------------------------------------------------------------------------------

Common Stock

 CEDE & Co. (1)

  99,162,812

45.6%

The Depository Trust Co.

P.O. Box 222 Bowling Green Station

New York, New York 10274

 Common

Arc 2 Entertainment Ltd.

 100,000,000

41.9%

             #318-1008 Homer Street

Vancouver, BC

V6B 2X1

(1) In 2001, we requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List, there were no holders of more than 5% of our issued and outstanding shares.  Currently we do not know who the beneficial owners of these shares are.

Security Ownership by Management.  As of December 31, 2005, our directors, Robert Klein owned 5,000 shares and Carlton Parfitt owned 100,000 shares for and aggregate total of 250,000 shares or 0.10% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

During the year ended December 31, 2005, companies controlled by significant shareholders earned $87,882 (2004 - $63,084) pursuant to investment banking services contracts.

During the year ended December 31, 2005, a private company controlled by an employee earned $Nil (2004-$4,166) and private companies controlled by significant shareholders earned $20,000 (2004 - $10,208) pursuant to investor relations services contracts.

During the year ended December 31, 2005, the Company paid $12,227 (2004 - $9,000) to two directors for management fees.

During the year ended December 31, 2005, the Company incurred expenses for office rent of $22,173 (2004 - $9,333) to a private company controlled by a significant shareholder

At December 31, 2005, a total of $167,291 (December 31, 2004 - $45,813) is owing to Avalon, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At December 31, 2005, a total of $16,029 (December 31, 2004 - $10,576) owed from Legacy Mining Ltd, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At December 31, 2005 and 2004, the following amounts are due to related parties:

	2005	2004
Employee	$ -	17,542
Significant shareholders	82,142	5,226
	82,142	22,768

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

o  obtain shareholder consent where required; and (v) take any and all other action required by relevant law and/or our governing documents

Item 13. Principal Accountant Fees and Services

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-KSB:

2004: $25,000

2005: $35,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2004: $0

2005: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2004: $0

2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2004: $0

2005: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

.

Item 14.  Exhibits

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

       Financial Officer-Amended

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief

       Executive Officer-Amended

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief

       Financial Officer-Amended

b) Form 8-K:

(i)  Reports on Form 8-K  dated October 12, 2005 with respect to the disposition of the Ester Creek and Second Chance mineral properties.

(ii) Reports on Form 8-K dated July 22, 2005 (as amended September 22, 2005) with respect to the acquisition of software licensing agreement with Arc 2 Entertainment and the deposit on acquisition of 4 of a Kind Enterprises.

(ii) Reports on Form 8-K filed July 18, 2005 with respect to the corporate name change.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned,

thereunto duly authorized, on May 09, 2005.

Golden Spirit Gaming Ltd.,

a Delaware corporation

By:

/s/:

--------------

Robert Klein

Its:

President and a Director

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Robert Klein

---------------

March 30, 2006

Robert Klein

President and a Director

/s/: Carlton Parfitt

----------------

March 30, 2006

Carlton Parfitt

Director