Form 10QSB
period 2006-03-31
GOLDEN SPIRIT GAMING LTD.
filed 2006-05-15
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED

March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31,2006 there were 241,684,875 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................................................

1 - 11

Item 2.   Management's Discussion and Analysis or Plan of Operation...........

12

Item 3.   Controls a nd Procedures...................................................................

18

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................

19

Item 2.   Changes in Securities and Use of Proceeds......................................

20

Item 3.   Defaults Upon Senior Securities.......................................................

21

Item 4.   Submission of Matters to a Vote of Security Holders.......................

21

Item 5.   Other Information.............................................................................

21

Item 6.   Exhibits and Reports on Form 8-K....................................................

23

SIGNATURES.................................................................................................

23

Item 1. FINANCIAL STATEMENTS

GOLDEN SPIRIT GAMING LTD.

( F ormerly Golden Spirit Mining Ltd.)

( A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS……………………………………… 2

CONSOLIDATED STATEMENTS OF OPERATIONS……………………..

3

CONSOLIDATED STATEMENTS OF CASH FLOWS……………………..

4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS……………...

5

GOLDEN SPIRIT GAMING LTD.
(Formerly Golden Spirit Mining Ltd.)
(A development stage company)

CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2006 (unaudited)	2005

ASSETS
CURRENT ASSETS
Receivables	$ 6,468	$ 1,156
Available-for-sale securities	1,241	1,656
Prepaid expenses and deposits	21,497	-

	29,206	2,812

DUE FROM LEGACY MINING LTD. (Note 7)	16,029	16,029
FURNITURE AND EQUIPMENT, net of depreciation of $6,798 (2005-$6,718)	667	747
WEBSITE DEVELOPMENT COSTS (Note 4)	100,000	80,000

	$ 145,902	$ 99,588

LIABILITIES
CURRENT
Bank overdraft	$ 41	$ 52
Accounts payable and accrued liabilities	66,664	67,184
Due to Avalon Energy Corporation (Note 7)	140,846	167,291
Due to related parties (Note 7)	72,579	82,142
Obligation to issue shares (Note 3)	200,000	-

	480,130	316,669

CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized (Note 6)
Issued and outstanding:
241,684,875 (2005 – 213,600,192) common shares	24,169	21,360
Additional paid-in capital	16,132,628	15,526,147
Deferred compensation (Note 5)	(1,612,819)	(1,812,507)
Deficit accumulated during the development stage	(14,877,676)	(13,951,966)
Accumulated other comprehensive loss	(530)	(115)

	(334,228)	(217,081)

	$ 145,902	$ 99,588

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			Cumulative results of operations from

			September 13,
	Three months	Three m onths	1993 (inception)
	ended March 31,	ended March 31,	to March 31,
	2006	2005	2006

REVENUES
Processing fees	$ -	$ -	$ 98,425
Gaming revenue	7,880	-	7,880
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
	7,880	-	156,733
COST OF SALES
Poker royalties and processing fees	2,036	-	2,036

GROSS PROFIT	5,844	-	154,697

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	600	-	81,831
Consulting fees	174,167	571,048	5,311,570
Depreciation	80	80	31,902
Exploration costs	-	7,194	241,754
Investor relations	35,213	38,869	612,346
Loss on settlement of debt	-	-	302,500
Management fees	1,948	4,732	369,829
Office and general	13,830	23,343	424,066
Poker sponsorships	9,000	-	9,000
Professional fees	11,793	23,453	510,592
Travel and accommodation	4,447	3,197	196,994
Wages and salaries	476	734	239,186
Write- off of website development costs (Note 4)	80,000	-	425,682
Write-down of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-off of other assets	-	-	265,886
	331,554	672,650	12,650,733

LOSS BEFORE THE FOLLOWING:	(325,710)	(672,650)	(12,496,036)
EQUITY LOSS FROM AVALON	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN AVALON	-	-	(313,301)
LOSS ON SALE OF SECURITIES	-	-	(26,178)
DILUTION GAIN – LEGACY	-	-	334,087
RESOURCE PROPERTY ACQUISITION COST (Note 3)	(600,000)	-	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978
NET LOSS	(925,710)	(672,650)	(14,015,730)

BASIC AND DILUTED LOSS PER COMMON SHARE	-	(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	229,938,825	93,897,970

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three m onths	Three m onths	Cumulative results of operations from September 13,
	e nded	e nded	1993 (inception)
	March 31,	March 31,	to March 31,
	2006	2005	2006
OPERATING ACTIVITIES
Net loss	$ (925,710)	$ (672,650)	$ (14,015,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80	80	31,902
Common stock issued for consulting fees and services	208,688	67,298	3,222,849
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	463,500	1,913,569
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	600,000	-	763,000
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	80,000	-	206,876
Equity loss from Avalon Energy Corporation	-	-	1,394,280
Write-down of investment in Avalon Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	-	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in losses Legacy Mining Ltd.	-	-	(479,978)
Net changes in non-cash working capital item	(27,329)	39,477	323,067

NET CASH USED IN OPERATING ACTIVITIES	(64,271)	(102,295)	(3,062,142)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	(100,000)	-	(306,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Avalon Energy Corporation	-	-	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(100,000)	-	(246,274)

FINANCING ACTIVITIES
Net increase (d ecrease ) in bank overdraft	(11)	-	41
Net advances from related parties	110,282	30,572	559,625
Proceeds from issuance of common stock	54,000	92,250	2,748,750

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	164,271	122,822	3,308,416

NET INCREASE IN CASH	-	20,527	-
CASH, BEGINNING	-	2,096	-
CASH, END	$ -	$ 22,623	$ -

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES (See Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business. The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 25,000,000 restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  Subsequent to March 31, 2006, the Company completed its due diligence and formally notified the vendor of the Company’s intent not to complete this proposed acquisition (refer to Note 10).

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $14,015,730 and at March 31, 2006 and had a working capital deficiency of $450,924.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2005 referenced in the 10-KSB.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month s ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 3 – RESOURCE PROPERTIES

Niger Property

On April 4, 2005, the Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue 30,000,000 non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 70,000,000 restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit. As at March 31, 2006, the Prospecting Permit has not been issued.  During the period, the Company issued 20,000,000 of the non-refundable shares with a fair value of $400,000 and accrued the obligation of $200,000 to issue the balance of 10,000,000 shares at March 31, 2006 for a total cost of $600,000 which was expensed during the period.   The additional 10,000,000 common shares were issued in April 2006.

NOTE 4 – ONLINE GAMING BUSINESS DEVELOPMENT

On July 12, 2005 , the Company entered into a Software Sub License Agreement (“SSL Agreement”) with Arc2 Entertainment (“Arc2”), a British Virgin Islands Corporation   whereby Arc2 agreed to build, operate and manage its online gaming website, GoldenSpiritPoker.com.  Arc2 is an online gaming software development and marketing company that has licensed the Company the rights to route users to such software utilized for the operation of online gaming.

The total consideration to be paid to Arc2 by the Company is as follows:

(a)

Initial f ee: The Company agreed to pay Arc2 , under the original SSL Agreement, a one-time, non-refundable license acquisition website and development fee in the amount of $100,000, $80,000 due upon execution (paid) and $20,000 would be due upon launch of the live website where players are able to play on the site for real money.  The Company negotiated with Arc2 to accept the $80,000 as payment in full; therefore, the Company is not obligated to make the $20,000 final payment (see below).

(b)

Monthly l icense f ee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 28% of the net monthly revenue generated by the website.

(c)

Payment for c onsulting f ees: Upon the signing of this agreement, the Company issued 100,000,000 Rule 144 restricted shares of its common stock with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and will be amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement.  During the three months ended, March 31, 2006, the Company recorded amortization of $166,666.

(d)

Payment for d evelopment c osts: The Company will be responsible for all of the remaining costs in connection with the development of the online gaming website.

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

On January 12, 2006, the Company entered into an amended Licensing Agreement with Arc2 titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement (“Amended SSL Agreement”).  The Amended SSL Agreement will provide the Company access to a broader base network of players online for poker games in addition to new software for casino table games such as Blackjack, Roulette, Baccarat, Craps, Slot Machines and Video Poker.  The Casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the Sportsbook software is included, it will not be utilized at this time.

Under the Amended SSL Agreement, consideration paid to Arc2 by the Company was modified as follows:

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 4 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

Initial fee: The Company shall pay Arc2 a one-time, non-refundable software license acquisition fee in the amount of $100,000 in addition to the $80,000 previously paid in connection with the original software. Arc2 and its designees are still entitled to retain the 100,000,000 rule 144 restricted shares of its common stock with a fair market value of $2,000,000 as under the original agreement.

Monthly l icense f ee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 30% of the net monthly revenue.  As of March 31, 2006, $2,286 had been paid to Arc2.

The Company shall pay a monthly support fee to licensor or its designee in the amount of $1,000. Said fees shall commence upon the launch of the site.  This fee may be reasonably adjusted on a semi-annual basis to reflect the growth of licensee's web site traffic and customer service requirements.  This fee will be waived for the first 3 months after launch.

As a result of the Amended SSL Agreement, the Company wrote-off the initial $80,000 of capitalized web site development costs due to the initial software acquired being replaced with new software.

Poker Sponsorships

On January 27, 2006, the Company entered into an agreement with Anna Benson Enterprises (“Benson”) for the purposes of sharing cross-site access between the Company’s website and the Benson website and for the performance of the services by the Company and Benson.  Total consideration to be paid to Benson will be as follows:

a)

Take f ee: Benson will receive payment on a quarterly basis commencing on March 31, 2006 (the “Effective Date”), 10% of the rake that is earned by, and paid to, the Company from all poker tables on www.goldenspiritpoker.com and any affiliated sites established after the Effective Date.  An advance of $30,000 will be paid to Benson in the amount of $5,000 per month for the first 6 months, commencing on the Effective Date.

b)

Traffic f ee: Benson will receive 20% of revenue from all traffic that is originating and transferred directly from www.annabenson.net to www.goldenspiritpoker.com.

c)

Affiliate f ee: Benson will receive 2.5% of the amount earned from online games (excluding poker) on the Company’s website paid to the Company and any added affiliated websites after the Effective Date less any amounts paid as traffic fees for Benson Services.

On March 30 2006, the Company issued 300,000 restricted common shares valued at $9,000 to Ron Rose, a professional poker player, in exchange for joining the Advisory Board and being a featured player in the VIP room of our website.

On January 24, 2006, the Company entered into an Agreement with Abdul R. Aref (ARA), for compensation for his services in marketing, which includes:

i.

5% override on all affiliate programs set up by  ARA’s network

ii.

a 10% override on all signup and referral bonuses from leads within ARA’s network

iii.

30% payment of fees generated by ARA on GSP affiliate programs set up directly by ARA.

NOTE 5 – DEFERRED COMPENSATION

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

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 5 – DEFERRED COMPENSATION (continued)

b)  On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 100,000,000 (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 4).At March 31, 2006, a total of $500,001 has been expensed and the balance of $1,499,999 is included in deferred compensation.

c)  On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company   controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 1,750,000 restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

NOTE 6 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

2006 Transactions

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 18,000,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan. To date no options have been granted in connection with this Form S-8.

In March 2006, the Company issued 20,000,000 restricted Rule 144 shares of the Company’s common stock. 10,000,000 shares each to Island Star Holdings Ltd. and Arcade Investments Ltd., pursuant to the Memorandum of Understanding dated April 4, 2005 with a private corporation to acquire a Uranium Concession on the African Continent. The shares are non-refundable. In April 2006, a n additional 10,000,000 non-refundable restricted shares were issued to complete the initial stage of the Niger Property transaction (See Note 3) ..

On March 30 , 2006, the Company issued 300,000 restricted common shares valued at $9,000 to Ron Rose, a professional poker player, in exchange for joining the Advisory Board and being a featured player in the VIP room of our website.

2006 Stock Option Transactions

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 18,000,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan. To date no options have been granted.

During the three months ended March 31, 2006, a total of 8,884,683 options, pursuant to the 2005 Stock Option Plans, were exercised at prices ranging from $0.02 to $0.03 per share for total consideration of $200,290 of which $54,000 was received in cash and $146,290 was received by way of settlement of amounts previously owing to the option holders.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, companies controlled by significant shareholders earned $7,500 (2005 - $27,080) pursuant to investment banking services contracts (See Note 5).

During the three months ended March 31, 2006, private companies controlled by significant shareholders earned $25,521 (2005 - $27,917) pursuant to investor relations services contracts (See Note 5).

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

During the three months ended March 31, 2006, the Company paid $1,948 (2005 - $4,732) to two directors for management fees.

During the three months ended March 31, 2006, the Company incurred expenses for office rent of $5,355 (2005 - $5,099) to a private company controlled by a significant shareholder.

At March 31, 2006 , a total of $140,846 (December 31, 2005 - $167,291) is owing to Avalon, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2006 , a total of $16,029 (December 31, 2005 - $16,029) is owed from Legacy Mining Ltd. , a company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2006, the following amounts are due to related parties:

	March 31, 2006	December 31, 2005
	(unaudited)
Significant shareholders	72,579	82,142

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the three months ended March 31, 2006 and 2005 for:	2006	2005
Interest	$ -	$ -
Income taxes	$ -	$ -

During the three months ended March 31, 2006:

The Company issued 300,000 restricted common shares with a fair value of $9,000 for poker sponsorships and 20,000,000 restricted common shares with a fair value of $400,000 in connection with Niger property acquisition. The Company also recorded an obligation of $200,000 for the issuance of the 10,000,000 shares in connection with this acquisition.  The Company also received proceeds on the exercise of certain stock options totalling $146,290 by way of settlement of amounts previously owing.

NOTE 9 – CONTINGENCIES

On May 2, 2003, the Company issued 450,000 common shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares; therefore, the Company issued a stop transfer and commenced legal proceedings to recover the shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs; however, the 450,000 shares were to be returned to the Company (not yet received). In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005. The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, which seized the Company’s bank account. No further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 9 – CONTINGENCIES (continued)

On September 28,,2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter. The outcome of this litigation and an estimate of loss are presently not determinable and no provision for loss relating to this lawsuit has been recorded.

On November 2, 2005, the Company filed a lien with the State of Alaska against the Ester Creek property.  The lien was filed as the Company’s attempt to register title to the property in its name was blocked by Ester Creek.  The process for filing the l ien on the property was initiated in September 2005, prior to the Company's decision to sell the interest in the property to Legacy. The Company intends to resolve this issue with Ester Creek.

NOTE 10 – STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006. The Company did not record any compensation expense in the first quarter of 2006 because there were no unvested stock options existing prior to the adoption. Stock-based compensation expense for awards granted prior to January 1, 2006 were based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005:

GOLDEN SPIRIT GAMING LTD.

(Formerly Golden Spirit Mining Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 1 1 – SUBSEQUENT EVENTS

On July 11, 2005, the Company entered into an agreement with 4 of A Kind Enterprises (“4KE”), a Nevada Corporation, whereby the Company agreed to acquire one hundred percent (100%) of 4KE. The Company placed 25,000,000 restricted common shares in escrow pending completion of this acquisition of 4KE , doing business as EverythingAboutPoker.com. . Upon signing of the acquisition agreement, the shareholders of 4KE placed 100% of their issued and outstanding stock comprising of 10,000,000 common shares in trust to the Company 4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events through its website EverythingAboutPoker.com.  4KE also sponsors professional poker players in major televised tournaments.

The completion date was extended to March 31, 2006 by mutual consent and the finalization of the agreement was subject to the satisfactory completion of due diligence including the receipt of 4KE’s audited financial statements, the Company’s approval thereof, and the resolution to the satisfaction of the Company of the lawsuit from an individual formerly under contract with 4KE (See Note 9) ..

The Company has concluded its due diligence in connection with the proposed acquisition of 4KE and the Company’s Board of Directors determined not to proceed with this acquisition and on April 18, 2006, gave formal written notice to 4KE that the agreement was terminated. There are no further obligations arising from the termination of th is agreement.

In April 2006, the Company issued 10,000,000 common shares as part of the Memorandum of Understanding pertaining to the Niger Property.

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

Our Background. Golden Spirit Gaming Ltd., formerly Golden Spirit Mining Ltd .. , formerly Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993.  The Company maintains principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. The Company’s offices in the United States are located at 177 Telegraph Road, Suite 541, Bellingham, Washington 98226.

Power Direct, Inc. changed its name to 2UOnline.com, Inc. by filing a Certificate of Amendment to the Company’s Certificate of Incorporation on January 31, 2000. The trading symbol changed from "PWDR" to "TWOU" in order to reflect the decision to shift the focus from oil and gas production to Internet-related activities. The Company’s symbol was then changed to "TWOUE".  On or about April 18, 2000, the Company removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd.. The trading symbol is currently “GSGL”

GSGL was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. The Company was inactive from September 13, 1993, through

November 1998, when it began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

On August 17, 2005, the Company incorporated Golden Spirit Poker Company Limited, a British Virgin Islands Corporation.  Golden Spirit Gaming Ltd. (“GSGL” ) was issued 10 shares of this company for consideration of $10, representing 100% of the issued capital of Golden Spirit Poker Company Limited.

Our Business. Given the popularity of the internet, in general, and the relatively high profit margins and low overhead associated with the internet gaming business, t he Company decided to focus its efforts towards online poker. Therefore, the Company’s overall success and viability are directly dependent upon the success of the Golden Spirit Poker.com website.  GSGL entered into a Software Sub-licensing (“SSL”) Agreement with Arc 2 Entertainment, Inc. (“Arc2”), a British Virgins Islands Corporation on July 12, 2005, to begin developing the Company’s online gaming website (see online gaming business development below).

GSGL has ownership of Golden Spirit Poker.com (“GSP”), an offshore online poker information and gaming website. GSP is an online poker site which has access to a broad player based network, enabling players to readily find a table to have a game of poker.  GSP’s poker site is easy to navigate and offers free lessons for novices that understand the basics of the game to significantly speed up the learning curve.

The www.goldenspiritpoker4fun.net site provides free play with “play money” so that players may practice their skills in poker games with various limits without the risk of losing real money.  People who previously had no way to learn and improve their game because they had no one to play with, are now able to learn the game at a quicker pace and gain invaluable experience from free money play.

GSP’s site offers players the chance to play in private tables (invitation only) with their own select group of friends or certain celebrities during special events.  Regular tournaments and satellite tournaments will be available by which players can win jackpots and have an opportunity to win entries into real life poker tournaments.

In 2005, we decided that maintaining interests in mineral resource properties should no longer be our focus.  However, we have continued our investment in the Niger property but do not anticipate any new investments in any other mineral properties.

Prior Business. The Company’s initial focus was on the development of oil and natural gas properties. In this regard, interests in two properties were purchased; one in the United States and one in Canada. In or around December 1999, the Company decided to review the focus of the business, primarily the direction the Company would take with the various oil and gas projects. It was also decided that maintaining interests in oil and gas producing properties should no longer be the focus. Due to the growth of the internet, the Company decided to pursue internet-related activities. It was determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with the internet activities, a decision was made to abandon this business.  In 2003, the Company decided to pursue opportunities in mineral exploration and development

In mid-2005, due to the limited success with both the internet activities and the mineral exploration and development activities, management of the Company decided to focus on online gaming.

Our Investment in Avalon Energy Corporation

During 2002 the Company sold 360,961 shares of Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, for proceeds of $50,663 resulting in a gain of $7,452.  Effective September 30, 2002 the Company determined that the value of its investment in Avalon had become permanently impaired and as a result, wrote down its investment by $313,301.  For the period from January 1, 2002 to September 30, 2002 , a net equity loss in Avalon totaling $346,053 was recorded ..  During the fourth quarter of 2002, Avalon issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Avalon to approximately 4%.  As a result, the Company reclassified its investment in Avalon from an equity investment to available-for-sale securities whereby its value is carried at market.

During 2003, the Company purchased 303,750 shares of Avalon for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $38,764.  Effective December 31, 2003, an unrealized loss in the carrying value of the Company’s available-for-sale securities totaling $115 was recorded as other comprehensive income for the year.  Effective December 31, 2004, an unrealized loss in the carrying value of the Company’s available-for-sale securities totaling $1,126 was recorded as a comprehensive loss for the year.

Effective December 31, 2005, an unrealized gain in the carrying value of the Company’s available-for-sale securities totaling $1,112 was recorded as other comprehensive income for the year. As at March 31, 2006, the Company owns 10,351 shares of Avalon's common stock with a fair value of $1,241.

Our Mineral Properties

 Niger Property

On April 4, 2005, the Company signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African continent. GSGL paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue 30,000,000 non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 70,000,000 restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit. As at March 31, 2006, the Prospecting Permit has not been issued.  During the period, GSGL issued 20,000,000 of the non-refundable shares with a fair value of $400,000 and accrued the obligation of $200,000 to issue the balance of 10,000,000 shares at March 31, 2006 for a total cost of $600,000 which was expensed during the period.   The additional 10,000,000 common shares were issued in April 2006.

Online Gaming Business Development:

On July 12, 2005, the Company entered into a Software Sub License Agreement (“SSL Agreement”) with Arc2 Entertainment (“Arc2”), a British Virgin Islands Corporation   whereby Arc2 agreed to build, operate and manage its online gaming website, Golden Spirit Poker.com. Arc2 is an online gaming software development and marketing company that has licensed GSGL the rights to route users to such software utilized for the operation on online gaming.  Refer to activities subsequent to December 31, 2005 for terms of the amended agreement entered into on January 12, 2006.

GSGL’s online gaming website, where people are able to come and “play for free”, was launched in early September 2005.  This first “ play for free” phase was intended to draw players while the live version, where players are able to play on the site for cash, was being developed.  The live version was launched in February 2006 using software developed under the subsequent amended agreement with Arc2. GSGL will receive compensation for hosting games between players by collecting a percentage (rake) from each real money pot.

The total consideration to be paid to Arc2 by the Company is as follows:

(a)

Initial fee: GSGL originally agreed to pay, under the original SSL Agreement, Arc2 a license acquisition website and development fee in the amount of $100,000, $80,000 due upon execution (paid) and $20,000 would be due upon launch of the live website where players are able to play on the site for real money.  GSGL negotiated with Arc2 to accept the $80,000 as payment in full; therefore, GSGL is not obligated to make the $20,000 final payment.

(b)

Monthly license fee: GSGL shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 28 % of the net monthly revenue generated by the website ..

(c)

Payment for consulting fees: Upon the signing of this agreement, GSGL issued 100,000,000 Rule 144 restricted shares of its common stock (currently held in trust) with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and will be amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement. .  During the three months ended March 31, 2006, GSGL recorded amortization in the amount of $166,666 ..

Amendment to Licensing Agreement:

On January 12, 2006, the Company entered into an amended licensing agreement with Arc 2, titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement. The amended agreement will give GSGL access to a broader base network of players online for poker games in addition software for casino table games such as blackjack, roulette, baccarat, craps, slot machines and video poker.  The casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the sportsbook software is included, it will not be utilized at this time.

Under the amended SSL Agreement, consideration paid to Arc2 by GSGL was modified as follows:

Initial fee: GSGL shall pay Arc2 an additional one-time, non-refundable license acquisition fee in the amount of $100,000 to enter into this amended agreement.  This $100,000 is in addition to the $80,000 previously paid to Arc2 in connection to the original software.  As a result of the amended SSL agreement, GSGL wrote-off the initial $80,000 of capitalized web site development costs due to the initial software acquired being replaced with new software under the amended agreement. Arc2 and its designees are to retain the 100,000,000 rule 144 restricted shares of its common stock with a fair market value of $2,000,000 as under the original agreement for ongoing consulting fees.

Monthly license fee: GSGL shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 30% of the net monthly revenue. As of March 31, 2006, $2,286 has been paid to Arc2.

GSGL shall pay a monthly support fee to the licensor or its designee in the amount of $1,000. Said fees shall commence upon the launch of the site.  This fee may be reasonably adjusted on a semi-annual basis to reflect the growth of licensee's website traffic and customer service requirements.  This fee will be waived for the first 3 months after launch.

This fee covers the following services provided to the Company:

- Development of new software

- Management of financial processing

- Management of player withdrawals

- Customer service support

- Sports content management

- Hosting and collocation of web servers

- Hosting and collocation of gaming and transaction servers

GSGL shall maintain a player reserve account to be held by the licensor in the amount of $10,000. Said account shall only be used pursuant to the terms of this Agreement.  This amount may be reasonably adjusted on an ongoing basis to reflect the growth of GSGL customer transactions.

GSGL shall maintain a poker network reserve account to be held by the licensor or its poker network designee in the amount of $10,000 or 80% of on-hand poker balances, whichever is greater. Said account shall only be used pursuant to the terms of the amended SSL agreement.

Onlin e Gaming Operations:

Gross revenues for the three months ended March 31, 2006 were $7,880. Total expenses for the three months ended March 31, 2006 were $11,036 which consisted primarily of sponsorship fees of $9,000.

GSGL reports, that to date, there are approximately 1,000 registered on GSP players with about 35% of those players depositing funds into their accounts. The majority of the registered players are becoming familiar with the new software and are playing on the free-play site.  Eventually, GSGL expects more of these players to deposit funds into their accounts and play for cash.

Sponsorships

(a)

On January 27, 2006, the Company entered into an Agreement with Anna Benson Enterprises (“Benson”) for the purposes of sharing cross site access between the Company’s website and the Benson site and for the performance of the Services by GSGL and Benson.

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

(b)

On March 15, 2006, Ron Rose, a successful businessman turned professional tournament poker player, has joined the advisory board of GSGL. The VIP Room in www.GoldenSpiritPoker.com (GSP) will also be featuring Ron Rose as a guest player.

Mr. Rose’s major poker achievements include winning the December 2003 World Poker Tournament (WPT) Battle of Champions, winning the Gold Bracelet at the May 2003 World Series of Poker (WSP), winning the (WPT) World Poker Challenge March 2003, Reno and Best Overall Player of 2001 Award-Aviation Club in Paris, France.

On March 30, 2006, the Company issued Ron Rose 300,000 restricted Rule 144 common shares valued at $9,000 as consideration for joining GSP and to be a featured player in the GSP - VIP Room.

In addition, GSGL has contracted one of the top professional card players in the world, Mr. Jean-Robert Bellande to exclusively market its poker related products.

Termination of Acquisition of 4KE:

On July 11, 2005, GSGL entered into an agreement with 4 of A Kind Enterprises (4KE”), a Nevada Corporation, whereby GSGL will acquire one hundred percent (100%) of 4KE. GSGL placed 25,000,000 restricted common shares in escrow pending completion of the acquisition of 4KE, doing business as EverythingAboutPoker.com.  4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events through its website EverythingAboutPoker.com.  4KE also sponsors professional poker players in major televised tournaments.

As of March 31, 2006, GSGL had advanced $120,700 on behalf of 4KE to third parties for poker player sponsorships in certain televised poker tournaments. This amount has been expensed as marketing costs in 2005 as GSGL and 4KE do not expect to be able to recoup the funds advanced.  GSGL and 4KE are now contemplating legal action to recover approximately $93,000 of the monies advanced for the tournaments mentioned for breach of contract since the tournaments were not televised.

The completion date of the acquisition was extended to March 31, 2006 by mutual consent and the finalization of the agreement was subject to the satisfactory completion of due diligence.  This was to i nclude the receipt of 4KE’s audited financial statements, GSGL approval thereof, and the resolution to the satisfaction of GSGL of the lawsuit from an individual formerly under contract with 4KE.

GSGL has concluded its due diligence in connection with the proposed acquisition of 4KE and GSGL’s Board of Directors determined not to proceed with this acquisition.  On April 18, 2006, GSGL gave formal written notice to 4KE that the agreement was terminated.  In accordance with the formal termination, the 25,000,000 restricted Rule 144 shares of the Company issued to 4KE and currently held in trust will be returned to GSGL by the trustee for cancellation and will be returned to its treasury.

There are no further obligations arising from the termination of the agreement.

Results of Operations

The Company has not yet realized any significant revenue from operations. During the three months ended March 31, 2006, GSGL had $322,554 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses.  GSGL also incurred poker royalties and processing fees in the amount of $2,036.  The general and administrative expenses for the corresponding period in 2005 were $672,650. The decrease in operating expenses was primarily due to a decrease in consulting fees and stock-based compensation.  Net loss from operations for the three months ended March 31, 2006 was $925,710 of which $600,000 was for the write off of the acquisition costs of the Niger property. The Company’s net loss for the corresponding period in 2005 was a comparative $672,650. The Company has incurred net losses of $14,015,730 since inception on September 13, 1993.

Our Plan of Operation for the Next 12 Months.

The Company anticipates that there will be a need to raise additional capital within the next 12 months in order to continue as a going concern.  Such additional capital may be raised through additional private financings, as well as borrowings and other resources.  To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities will result in dilution of the Company’s stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, GSGL may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require GSGL to relinquish rights to certain assets that GSGL would not otherwise relinquish.

The Company anticipates certain expenditures within the next 12 months for the online poker website for marketing and ongoing website development. (See Part I above).  GSGL does not anticipate any significant research and development within the next 12 months, nor does GSGL anticipate any leases or purchases of any significant equipment within the next 12 months. GSGL does not anticipate a significant change in the number of its employees within the next 12 months. The Company agreed to issue a further 70,000,000 restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit related to the Niger property. GSGL is not aware of any other material commitment or condition that may affect its liquidity within the next 12 months.

Liquidity and Capital Resources

As of March 31, 2006, GSGL had total assets of $29,206 including $6,468 in accounts receivable, $16,029 due from Legacy Mining Ltd., and $1,241 in available-for-sale securities. At March 31, 2006, GSGL had total current liabilities of $480,130, of which $66,664 was represented by accounts payable and accrued liabilities, $140,846 due to Avalon Energy Corporation, $72,579 due to related parties and an obligation to issue shares in the amount of $200,000 related to the Niger property.  At March 31, 2006, GSGL had $29,206 in current assets and $480,130 in total current liabilities which resulted in a working capital deficit of $450,924.

. GSGL does not have available cash to pay the day-to-day expenditures; therefore, GSGL relies on advances from related parties to provide the necessary funds to pay these day-to-day expenditures. The Company has one other external source of funding , that being the sale of the Company’s common stock.

No assurance can be given, however, that GSGL will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy GSGL’s working capital requirements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer, and Chief Financial Officer, have  performed  an  evaluation  of  the Company's   disclosure   controls  and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2006 and each has concluded that such  disclosure controls and procedures are effective to ensure that  information  required to be disclosed in the Company’s periodic  reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Code of Ethics:

The Company intends to adopt a code of ethics in 2006 that applies to the principle executive officer, principal financial officer, principle accounting officer or controller, and other persons performing similar functions.  GSGL intends to post the text of the Company’s code of ethics on the website in connection with the "Investor Relations" materials.  In addition, GSGL intends to promptly disclose (1) the nature of any amendment to the Company’s code of ethics that applies to the principle executive officer, principal  financial officer, principle accounting officer or controller, and other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of the Company’s code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on GSGL’s web site in the future.

The Company does not currently have a code of ethics as this is a new regulatory requirement.  GSGL will be examining the various forms and contents of other companies’ written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2003, the Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 450,000 shares. The consultant refused to return the shares; therefore the Company issued a stop transfer and commenced legal proceedings to recover the shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs.  However, the 450,000 shares were to be returned to the Company (not yet received). In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005. The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, seizing the Company’s bank account. No further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  The outcome of this litigation and an estimate of loss and the impact, if any, is presently not determinable and no provision for loss relating to this lawsuit has been recorded at March 31, 2006.

On November 2, 2005, the Company filed a lien with the State of Alaska against the Ester Creek property.  The lien was filed as the Company’s attempt to register title to the property in its name was blocked by the vendor of the property.  The process for filing the Lien on the property was initiated in September 2005, prior to the Company's decision to sell the interest in the property to Legacy. The Company intends to resolve this issue with the vendor.  In the meantime, the Company has sold its interest in its Ester Creek claims to Legacy.

Item 2. Changes in Securities.

2006 Transactions

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 18,000,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan. To date no options have been granted.

In March 2006, the Company issued 20,000,000 restricted Rule 144 shares of the Company’s common stock. 10,000,000 shares each to Island Star Holdings Ltd. and Arcade Investments Ltd., pursuant to the Memorandum of Understanding dated April 4, 2005 with a private corporation to acquire a Uranium Concession on the African Continent. The shares are non-refundable. An additional 10,000,000 non-refundable restricted shares were issued in April 2006 to complete the initial stage of the Niger Property transaction.

On March 30 2006, the Company issued 300,000 restricted common shares valued at $9,000 to Ron Rose, a professional poker player, in exchange for joining the Advisory Board and being a featured player in the VIP room of the Company’s website.

2006 Stock Option Transactions

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 18,000,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan. To date no options have been granted.

During the three months ended March 31, 2006, a total of 8,884,683 options, pursuant to the 2005 Stock Option Plans, were exercised at prices ranging from $0.02 to $0.03 per share for total consideration of $200,290 of which $54,000 was received in cash and $146,290 was received by way of settlement of amounts previously owing to the option holders.

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

During 2005, 15,400,000 options were exercised for total proceeds of $373,750 at exercise prices ranging from $0.02 to $0.03 per share.

During 2005, a total of 2,750,000 common shares were issued at $0.02 per share in connection with a private placement for total proceeds of $55,000.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two-year term, whereby this company will provide investment banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 restricted shares of the Company’s common stock.

On July 12, 2005, the Company entered into the SSL Agreement with Arc2 and issued 100,000,000 common shares with a fair value of $2,000,000.

2005 Stock Option Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 shares of common stock to be issued pursuant to the 2005 Plan.  On February 8, 2005 3,050,000 stock options were granted to an employee at $0.03 per share and 15,950,000 stock options were granted to consultants at $0.03 per share.  A fair value of $570,000 for these options ($91,500 for the employee options and $478,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 244%.  For the year ended December 31, 2005, the consultant options were expensed and the employee options were disclosed on a pro-forma basis.

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 19,000,000 shares of common stock to be issued pursuant to the 2005 Plan. On June 14, 2005, 300,000 stock options were granted to an employee at $0.02 per share and 9,550,000 stock options were granted to consultants at $0.02 per share. A fair value of $294,500 for these options ($6,000 for the employee options and $191,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 234%. During 2005, 3,000,000 stock options granted to consultants with a fair value of $60,000 were cancelled.  On August 9, 2005, 600,000 stock options were granted to an employee at $0.02 per share and 6,700,000 stock options were granted to consultants at $0.02 per share. A fair value of $146,000 for these options ($12,000 for the employee options and $134,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 4.13% and an expected volatility of 239%. During the year ended December 31, 2005, the consultant options, net of those cancelled, were expensed and the employee options were disclosed on a pro-forma basis.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

During the three months ended March 31, 2006, the Company paid $1,948 (2005 - $4,732) to two directors for management fees.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006. The Company did not record any compensation expense in the first quarter of 2006 because there were no unvested stock options existing prior to the adoption. Stock-based compensation expense for awards granted prior to January 1, 2006 were based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005:

(1) According to the NOBO List, there are no holders of more than 10% of the Company’s issued and outstanding shares.

C. Certain Relationships and Related Party Transactions

During the three months ended March 31, 2006, companies controlled by significant shareholders earned $7,500 (2005 - $27,080) pursuant to investment banking services contracts.

During the three months ended March 31, 2006, private companies controlled by significant shareholders earned $25,521 (2005 - $27,917) pursuant to investor relations services contracts.

During the three months ended March 31, 2006, the Company incurred expenses for office rent of $5,355 (2005 - $5,099) to a private company controlled by a significant shareholder.

At March 31, 2006, a total of $140,846 (December 31, 2005 - $167,291) is owing to Avalon, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2006, a total of $16,029 (December 31, 2005 - $16,029) owed from Legacy, a company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At March 31, 2006 the following amounts were due to related parties:

	March 31, 2006	March 31, 2005
Significant shareholders	$ 72,579	$ 82,142

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property.

Property held by the Company.  As of the dates specified in the following table,

GSGL held the following property in the following amounts:

March 31,

December 31,

December 31,

2006

2005

2004

                                     -------------------------------------------------------------------------------

Property and

Cash Equivalents

$Nil

$Nil

$2,096

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. GSGL does not presently own any interests in real estate or own any inventory or equipment.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)

Exhibits

31.01          Rule 13a-14(a)/15d-14a Certification

31.02          Rule 13a-14(a)/15d-14a Certification

32.01          Section 1350 Certification

32.02          Section 1350 Certification

(ii)

Reports on Form 8-K – January 17, 2006 Amended Licensing Agreement with Arc 2 Entertainment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on the Company’s behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 12, 2006.

Golden Spirit Gaming Ltd.,a Delaware corporation.

        /s/ Robert Klein

By:      ______________

           Robert Klein

Its:       President