Form 10QSB
period 2006-06-30
GOLDEN SPIRIT GAMING LTD.
filed 2006-08-14
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-26101

GOLDEN SPIRIT ENTERPRISES LTD.

(Exact name of registrant as specified in its charter)

        DELAWARE                                                                  52-2132622

(State or other jurisdiction of incorporation or organization)        (I.R.S. EmployerIdentification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 11, 2006 there were 15,168,624 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

Page

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................................................

Item 2.   Management's Discussion and Analysis or Plan of Operation...........

         2

Item 3.   Controls and Procedures...................................................................

        9

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................

         9

Item 2.   Changes in Securities and Use of Proceeds......................................

        10

Item 3.   Defaults Upon Senior Securities.......................................................

         12

Item 4.   Submission of Matters to a Vote of Security Holders.......................

         12

Item 5.   Other Information.............................................................................

         12

Item 6.   Exhibits and Reports on Form 8-K....................................................

         15

SIGNATURES.................................................................................................

         15

Item 1: Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.
(Formerly Golden Spirit Gaming Ltd.)
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

F-2

CONSOLIDATED STATEMENTS OF OPERATIONS

F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS

F-4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

F-5-

GOLDEN SPIRIT ENTERPRISES LTD.
(Formerly Golden Spirit Gaming Ltd.)
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006 (Unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$ 2,549	$ -
Receivables	396	1,156
Available-for-sale securities	1,377	1,656
Prepaid expenses and deposits	22,343	-

	26,665	2,812

DUE FROM LEGACY MINING LTD. (Note 7)	20,082	16,029
FURNITURE AND EQUIPMENT, net of depreciation of $6,878 (2005-$6,718)	587	747
WEBSITE DEVELOPMENT COSTS, net of amortization (Note 4)	86,110	80,000

	$ 133,444	$ 99,588

LIABILITIES
CURRENT
Bank overdraft	$ -	$ 52
Accounts payable and accrued liabilities	53,730	67,184
Due to Avalon Energy Corporation (Note 7)	173,400	167,291
Due to related parties (Note 7)	56,296	82,142

	283,426	316,669

CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized (Note 6)
Issued and outstanding:
15,168,624 (2005 – 11,866,677) common shares	27,304	21,360
Additional paid-in capital	16,620,993	15,526,147
Deferred compensation (Note 5)	(1,581,950)	(1,812,507)
Deficit accumulated during the development stage	(15,215,935)	(13,951,966)
Accumulated other comprehensive loss	(394)	(115)

	(149,982)	(217,081)

	$ 133,444	$ 99,588

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(formerly Golden Spirit Gaming Ltd.)

(an development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended		September 13, 1993
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	(inception) to June 30, 2006
REVENUES
Gaming revenue	$ 6,458	$ -	$ 14,338	-	$ 14,338
Processing fees	-	-	-	-	98,425
Sale of oil and gas interest	-	-	-	-	47,501
Interest ncome	-	-	-	-	2,927
	6,458	-	14,338	-	163,191
COST OF SALES
Poker royalties and processing fees	10,331	-	12,367	-	12,367
GROSS PROFIT (LOSS)	(3,873)	-	1,971	-	150,824

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	4,597	-	5,197	-	86,428
Consulting fees	228,962	286,833	403,129	857,881	5,540,532
Depreciation and amortization	13,970	80	14,050	160	45,872
Exploration costs	-	1,884	-	9,078	241,754
Investor relations	29,552	19,785	64,765	58,654	641,898
Loss on settlement of debt	-	-	-	-	302,500
Management fees	1,912	5,502	3,860	10,234	371,741
Office and general	14,384	19,495	28,214	42,838	438,450
Poker sponsorships	25,000	-	34,000	-	34,000
Professional fees	10,216	9,690	22,009	33,143	520,808
Travel and accommodation	5,326	6,420	9,773	9,617	202,320
Wages and benefits	467	1,017	943	1,751	239,653
Write off of website development costs (Note 4)	-	-	80,000	-	425,682
Write-down of URLs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-off of other assets	-	-	-	-	265,886
	334,386	350,706	665,940	1,023,356	12,985,119

LOSS BEFORE THE FOLLOWING	(338,259)	(350,706)	(663,969)	(1,023,356)	(12,834,295)
EQUITY LOSS FROM AVALON	-	-	-	-	(1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON	-	-	-	-	(313,301)
GAIN (LOSS) ON SALE OF SECURITIES	-	-	-	-	(26,178)
DILUTION GAIN - LEGACY	-	-	-	-	334,087
MINORITY INTEREST IN LEGACY’S LOSS	-	-	-	-	479,978
RESOURCE PROPERTY EXPENDITURES	-	-	(600,000)	-	(600,000)

NET LOSS	$ (338,259)	$ (350,706)	$(1,263,969)	$(1,023,356)	$(14,353,989)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.02)	$ (0.06)	$ (0.09)	$ (0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	14,388,903	5,452,560	13,586,101	5,335,362

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months	September 13, 1993
	ended	ended	(inception)
	June 30,	June 30,	to June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,263,969)	$ (1,023,356)	$ (14,353,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,050	160	45,872
Common stock issued for conulting fees and services	432,057	117,714	3,446,218
Loss on settlement of debt	-	-	302,500
Stock-based compensation	29,500	654,500	1,943,069
Non-cash component of URL write-down	-	1	1,214,193
Resource property expenditures	600,000	-	763,000
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	80,000	-	206,876
Equity loss from Avalon Energy Corporation	-	-	1,394,280
Write-down of investment in Avalon Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	-	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	(35,037)	24,698	315,359
NET CASH USED IN OPERATING ACTIVITIES	(143,399)	(226,283)	(3,141,270)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	(100,000)	-	(306,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Avalon Energy Corporation	-	-	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
NET CASH USED IN BY INVESTING ACTIVITIES	(100,000)	-	(246,274)
CASH FLOSW FROM FINANCING ACTIVITIES
Increase in bank overdraft (repayment)	(52)	-	-
Net advances from related parties	162,500	28,493	611,843
Proceeds from issuance of common stock	83,500	247,250	2,778,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	245,948	275,743	3,390,093
NET INCREASE IN CASH	2,549	49,460	2,549
CASH, BEGINNING	-	2,096	-
CASH , ENDING	$ 2,549	$ 51,556	$ 2,549

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES (See Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business. The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 1,388,889 post reverse-split restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  During the current period, the Company completed its due diligence and formally notified the vendor of the Company’s intent not to complete this proposed acquisition (refer to Note 4).  Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split (refer Note 6) and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $14,353,989 and at June 30, 2006 and had a working capital deficiency of $256,761.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), a 100% interest in Cardstakes.com Enterprises Ltd. (inactive), and a 100% interest in Golden Spirit Poker Company Ltd.

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

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 3 – RESOURCE PROPERTIES

Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  As at June 30, 2006, the prospecting permit has not been issued.  To June 30, 2006, the Company has issued 1,666,667 of the non-refundable post reverse-split shares with a fair value of $600,000

NOTE 4 – ONLINE GAMING BUSINESS DEVELOPMENT

Arc2 Entertainment

On July 12, 2005, the Company entered into a Software Sub License Agreement (“SSL Agreement”) with Arc2 Entertainment (“Arc2”), a British Virgin Islands Corporation   whereby Arc2 agreed to build, operate and manage the Company’s online gaming website, GoldenSpiritPoker.com.  Arc2 is an online gaming software development and marketing company that has licensed the Company the rights to route users to such software utilized for the operation of online gaming.

The total consideration to be paid to Arc2 by the Company was as follows:

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

(b)

Monthly license fee: The Company agreed to pay Arc2 an ongoing monthly fee based on a monthly amount equivalent to 28% of the net monthly revenue generated by the website.

(c)

Payment for consulting fees: Upon the signing of this agreement, the Company issued 5,555,556 post reverse-split Rule 144 restricted shares of its common stock with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and is amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement.  During the period ended June 30, 2006, the Company recorded consulting fees of $333,334 and as at June 30, 2006, $1,333,334 remains deferred.

(d)

Payment for development costs: The Company would be responsible for all of the remaining costs in connection with the development of the online gaming website.

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

On January 12, 2006, the Company entered into an amended Licensing Agreement with Arc2 titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement (“Amended SSL Agreement”).  The Amended SSL Agreement will provide the Company access to a broader base network of players online for poker games in addition to new software for casino table games such as Blackjack, Roulette, Baccarat, Craps, Slot Machines and Video Poker.  The Casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the Sportsbook software is included, it will not be utilized at this time.  The original term of the Amended SSL Agreement is for 36 months followed by automatic 2 year renewals which may be terminated by either party.  The Company will amortize the initial software license acquisition fee over the 36 month initial term.  As of June 30, 2006, the Company had amortized $13,890 of the license acquisition fee.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (Unaudited)

NOTE 4 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

Under the Amended SSL Agreement, consideration paid to Arc2 by the Company was modified as follows:

a)

Initial fee: The Company shall pay Arc2 a one-time, non-refundable software license acquisition fee in the amount of $100,000 in addition to the $80,000 previously paid in connection with the original software. Arc2 and its designees are still entitled to retain the 5,555,556 post reverse-split rule 144 restricted shares of its common stock with an original fair value of $2,000,000 as under the original agreement (See above).

b)

Monthly license fee: The Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 30% of the net monthly revenue.

c)

The Company shall pay a monthly support fee to licensor or its designee in the amount of $1,000 commencing upon the launch of the site.  This fee may be reasonably adjusted on a semi-annual basis to reflect the growth of licensee's web site traffic and customer service requirements.  This fee was waived for the first 3 months after launch.

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

On June 20, 2006, the Company sponsored Anna Benson (AB), in the amount of $10,000 for the 2006 World Series of Poker (WSOP).  She is to compete in the No-Limit Texas Hold’em main event which will be televised on ESPN, a major cable television channel..

On March 30 2006, the Company issued 16,667 post reverse-split restricted common shares valued at $9,000 to Ron Rose, a professional poker player, in exchange for joining the Advisory Board and being a featured player in the VIP room of our website.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (Unaudited)

NOTE 4 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

Poker Sponsorships (continued)

On June 26, 2006, the Company sponsored Mr. Rose in the amounts of $1,500 and $2,000 for two tournaments at the 2006 World Series of Poker.  It has been agreed that any monetary winnings from the above mentioned tournaments will firstly be used to repay Golden Spirit Poker for the buy-in fees used to enter Mr. Rose into the tournaments and secondly, will be split 50:50 between Mr. Rose and the Company.  Mr. Rose also agrees to help promote the Company by wearing clothing with the Company’s logo during the WSOP events.

Poker Promotions

On January 24, 2006, the Company entered into an Agreement with Abdul R. Aref (ARA) with compensation for his services in marketing, as follows

a)

5% override on all affiliate programs set up by ARA’s network.

b)

a 10% override on all signup and referral bonuses from leads within ARA’s network.

c)

30% payment of fees generated by ARA on GSP affiliate programs set up directly by ARA.

The company has contracted one of the top professional card players in the world, Mr. Jean Robert Bellande to exclusively market its poker related products.

4 of A Kind Enterprises

On July 11, 2005, the Company entered into an agreement with 4 of A Kind Enterprises (“4KE”), a Nevada Corporation, whereby the Company agreed to acquire one hundred percent (100%) of 4KE. The Company placed 1,388,889 post reverse-split restricted common shares in escrow pending completion of this acquisition of 4KE, doing business as EverythingAboutPoker.com.  Upon signing the agreement, the shareholders of 4KE placed 100% of their issued and outstanding stock, being 10,000,000 common shares in trust to the Company.  4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events through its website EverythingAboutPoker.com.  4KE also sponsors professional poker players in major televised tournaments.

The completion date was extended to March 31, 2006 by mutual consent and the finalization of the agreement was subject to the satisfactory completion of due diligence including the receipt of 4KE’s audited financial statements, the Company’s approval thereof, and the resolution to the satisfaction of the Company of the lawsuit from an individual formerly under contract with 4KE (See Note 9).

The Company has concluded its due diligence in connection with the proposed acquisition of 4KE and the Company’s Board of Directors determined not to proceed with this acquisition and on April 18, 2006, gave formal written notice to 4KE that the agreement was terminated. There are no further obligations arising from the termination of this agreement.

NOTE 5 – DEFERRED COMPENSATION

The Company has recorded the prepaid amounts of consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,667 post reverse-split restricted shares of the Company’s common stock.  To June 30, 2006, a total of $31,250 (December 31, 2005 - $16,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (Unaudited)

NOTE 5 – DEFERRED COMPENSATION (continued)

Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 4).  To June 30, 2006, a total of $666,666 (December 31, 2005 - $333,332) has been expensed.

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company  controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To June 30, 2006, a total of $123,958 (December 31, 2005 - $72,916) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  As of June 30, 2006, a total of $3,056 has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with Steve Nemergut, a consultant, for a three-year term, whereby Mr. Nemergut will provide consulting services to the Company (valued at $82,500) in exchange for  416,667 post reverse-split shares of the Company’s common stock.  As of June 30, 2006, a total of $20,625 (December 31, 2005 - $Nil) has been expensed.

NOTE 6 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

2006 Transactions

On June 1, 2006, the Company announced a one for eighteen (1:18) reverse stock split of all of the Company’s outstanding common stock without any change in par value for the shares of common stock. The capitalization of 500,000,000 shares with a par value of $0.0001 per share remains the same after the split. Shareholder approval was obtained to effect the reverse stock split and on June 6, 2006 the Company filed a certificate with the Secretary of State of Delaware authorizing the 1:18 reverse stock split. The split became effective on June 30, 2006. The Company has 15,168,624 post reverse-split common shares issued and outstanding.  All references to shares of common stock and weighted average common shares outstanding have been restated to give effect to the 1:18 reverse stock split unless otherwise stated.

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 1,000,000 post reverse-split shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan.

In March 2006, the Company issued 1,111,111 post reverse-split restricted Rule 144 shares of the Company’s common stock. The Company issued 10,000,000 common shares each to Island Star Holdings Ltd. and Arcade Investments Ltd., pursuant to a memorandum of understanding dated April 4, 2005 with a private corporation to acquire a Uranium Concession on the African Continent. The shares are non-refundable. In April 2006, an additional 555,556 non-refundable post reverse-split restricted shares were issued to complete the initial stage of the Niger Property transaction (Refer to Note 3).

On March 30, 2006, the Company issued 16,667 post reverse-split restricted common shares with a fair value of $9,000 to Ron Rose, a professional poker player, in exchange for joining the Advisory Board and being a featured player in the VIP room of our website.

During the period ended June 30, 2006, a total of 646,371 post reverse-split options, pursuant to the 2005 Stock Option Plan, were exercised at prices ranging from $0.18 to $0.54 per share for total consideration of $269,790 of which $83,500 was received in cash and $186,290 was received by way of settlement of amounts previously owing to the option holders.

Pursuant to the Company’s 2005 Stock Option Plan, 61,111 post reverse-split options were granted on April 13, 2006 at $0.36 per share and 41,667 post reverse-split options were granted on May 13, 2006 for $0.18 per share.  All options were granted to consultants.  During the period, the Company expensed the fair value of $29,500 for these options which was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, risk-free interest rates ranging from 4.18% to 4.31% and an expected volatility of 221.

During the year, the Company issued a total of 972,222 post reverse-split shares of the Company’s common stock pursuant to consulting agreements described in Note 5 (d) and (e).

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, companies controlled by a significant shareholder, which is a part of management, earned $15,000 (2005 - $70,381) pursuant to investment banking services contracts (See Note 5).

During the six months ended June 30, 2006, private companies controlled by significant shareholders earned $51,042 (2005 - $50,833) pursuant to investor relations services contracts (See Note 5).

During the six months ended June 30, 2006, the Company paid $3,860 (2005 - $10,234) to two directors for management fees.

During the six months ended June 30, 2006, the Company incurred expenses for office rent of $10,917 (2005 - $3,000) to a private company controlled by a significant shareholder.

At June 30, 2006, a total of $173,400 (December 31, 2005 - $167,291) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2006, a total of $20,082 (December 31, 2005 - $16,029) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties:

	June 30, 2006	December 31, 2005
(Unaudited)

Significant shareholders	$ 56,296	$ 82,142

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the six months ended June 30, 2006 and 2005 for:	2006	2005

Interest	$ -	$ -

Income taxes	$ -	$ -

During the six months ended June 30, 2006:

The Company issued 972,222 post reverse-split restricted common shares with a fair value of $192,500 for consulting service agreements, 16,667 post reverse-split restricted common shares with a fair value of $9,000 for poker sponsorships and 1,666,667 post reverse-split restricted common shares with a fair value of $600,000 in connection with Niger property acquisition.  The Company offset $186,290  of certain stock options in order to settle amounts previously owed to a significant shareholder.

NOTE 9 – CONTINGENCIES

On May 2, 2003, the Company issued 25,000 post reverse-split common shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 25,000 post reverse-split shares. The consultant refused to return the shares; therefore, the Company issued a stop transfer and commenced legal proceedings to recover the shares. The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs; however, the 25,000 post reverse-split shares were to be returned to the Company (not yet received). In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005. The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, which seized the Company’s bank account. No further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005.  The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the Company from the claims made by the plaintiff.  The outcome of this litigation and an estimate of loss are presently not determinable and no provision for loss relating to this lawsuit has been recorded.

NOTE 10 – STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.  SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective method of this statement for the fiscal year beginning on January 1, 2006.  The Company did not record any compensation expense in the first quarter of 2006 because there were no unvested stock options existing prior to the adoption.  Stock-based compensation expenses for awards granted prior to January 1, 2006 were based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (Unaudited)

NOTE 10 – STOCK BASED COMPENSATION (continued)

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the comparative six month period ended June 30, 2005:

		Six months ended June 30, 2005

Net loss	As reported	$ (1,023,356)
SFAS 123 compensation expense	Pro-forma	(112,500)

Net loss	Pro-forma	(1,135,856)

Basic and diluted net loss per share	Pro-forma	$ (0.21)

NOTE 11 – SUBSEQUENT EVENTS

On July 12, 2006, the Company entered into an Affiliate Program Agreement with Massey Resources, LLC, a Nevada Corporation, doing business as Your Mental Edge (YME).  YME is in the business of developing programs for golfers and gamblers to instil the confidence and focus necessary for them to succeed.  The Company will provide the YME logo link on its website, as well as assisting YME to get their logo link on other partnered websites.  In exchange, the Company will receive a 25% commission from YME for any person that visits their site from the logo link on the Company’s website and purchases either a Casino Series or Golf Series program.  An additional 5% net commission will be paid to the Company for those who purchase programs coming from the Company’s partnered sites.

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

Our Background. Golden Spirit Enterprises Ltd., formerly Golden Spirit Gaming Ltd., formerly Golden Spirit Mining Ltd., formerly Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993.  Our Company maintains principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 177 Telegraph Road, Suite 541, Bellingham, Washington 98226.

Power Direct, Inc. changed its name to 2UOnline.com, Inc. by filing a Certificate of Amendment to the Company’s Certificate of Incorporation on January 31, 2000. The trading symbol changed from "PWDR" to "TWOU" in order to reflect the decision to shift the focus from oil and gas production to Internet-related activities. The Company’s symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. Our Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". We filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects our decision to shift our Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, we changed our Company’s name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 we changed our name to Golden Spirit Gaming Ltd. The trading symbol was “GSGL”.  On June 30, 2006 we changed our name to Golden Spirit Enterprises Ltd. The trading symbol is currently “GSPT”.

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. Our Company was inactive from September 13, 1993, through November 1998, when it began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

On August 17, 2005, we incorporated Golden Spirit Poker Company Limited, a British Virgin Islands Corporation.  Our Company, Golden Spirit Gaming Ltd. (“GSGL”), was issued 10 shares of this company for consideration of $10, representing 100% of the issued capital of Golden Spirit Poker Company Limited.

Our Business. Given the popularity of the internet, in general, and the relatively high profit margins and low overhead associated with the internet gaming business, we decided to focus our efforts towards online poker. Therefore, our overall success and viability are directly dependent upon the success of the Golden Spirit Poker.com website.  We entered into a Software Sub-licensing (“SSL”) Agreement with Arc 2 Entertainment, Inc. (“Arc2”), a British Virgins Islands Corporation on July 12, 2005, to begin developing the Company’s online gaming website (see online gaming business development below).

Our Company has ownership of Golden Spirit Poker.com (“GSP”), an offshore online poker information and gaming website. GSP is an online poker site which has access to a broad player based network, enabling players to readily find a table to have a game of poker.  GSP’s poker site is easy to navigate and offers free lessons for novices that understand the basics of the game to significantly speed up the learning curve.

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

Prior Business. Our Company’s initial focus was on the development of oil and natural gas properties. In this regard, interests in two properties were purchased; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of the business, primarily the direction our Company would take with the various oil and gas projects. It was also decided that maintaining interests in oil and gas producing properties should no longer be the focus. Due to the growth of the internet, we decided to pursue internet-related activities. It was determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with the internet activities, a decision was made to abandon this business.  In 2003, we decided to pursue opportunities in mineral exploration and development.

In mid-2005, due to the limited success with both the internet activities and the mineral exploration and development activities, we decided to focus on online gaming.

Our Investment in Avalon Energy Corporation

During 2002, our Company sold 360,961 shares of Avalon Energy Corporation ("Avalon"), a public company with directors and significant shareholders in common, for proceeds of $50,663 resulting in a gain of $7,452.  Effective September 30, 2002, we had determined that the value of its investment in Avalon had become permanently impaired and as a result, wrote down its investment by $313,301.  For the period from January 1, 2002 to September 30, 2002, a net equity loss in Avalon totaling $346,053 was recorded.  During the fourth quarter of 2002, Avalon issued shares of its common stock from treasury resulting in a significant reduction of our Company's equity interest in Avalon to approximately 4%.  As a result, we reclassified our investment in Avalon from an equity investment to available-for-sale securities whereby its value is carried at market.

During 2003, our Company purchased 303,750 shares of Avalon for $55,786 and sold 355,750 shares for net proceeds of $74,710 and realized a loss of $38,764.  Effective December 31, 2003, an unrealized loss in the carrying value of our available-for-sale securities totaling $115 was recorded as other comprehensive income for the year.  Effective December 31, 2004, an unrealized loss in the carrying value of our available-for-sale securities totaling $1,126 was recorded as a comprehensive loss for the year.

Effective December 31, 2005, an unrealized gain in the carrying value of our Company’s available-for-sale securities totaling $1,112 was recorded as other comprehensive income for the year. As at June 30, 2006, we own 10,351 shares of Avalon's common stock with a fair value of $1,377.

Our Mineral Properties

Niger Property

On April 4, 2005, we signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African continent. We paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. Our Company also agreed to issue 30,000,000 (pre-reverse split) non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 70,000,000 (pre-reverse split) restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit. As at June 30, 2006, the Prospecting Permit has not been issued.  Our Company has issued 20,000,000 of the non-refundable shares during the period ending March 31, 2006 and 10,000,000 of the non-refundable shares during the period ending June 30, 2006; these shares have a total fair value of $600,000. This amount has been expensed.

Online Gaming Business Development:

On July 12, 2005, our Company entered into a Software Sub License Agreement (“SSL agreement”) with Arc2 Entertainment (“Arc2”), a British Virgin Islands Corporation   whereby Arc2 agreed to build, operate and manage our online gaming website, Golden Spirit Poker.com. Arc2 is an online gaming software development and marketing company that has licensed our Company the rights to route users to such software utilized for the operation on online gaming.  Refer to activities subsequent to December 31, 2005 for terms of the amended agreement entered into on January 12, 2006.

Our online gaming website, where people are able to come and “play for free”, was launched in early September 2005.  This first “play for free” phase was intended to draw players while the live version, where players are able to play on the site for cash, was being developed.  The live version was launched in February 2006 using software developed under the subsequent amended agreement with Arc2. We will receive compensation for hosting games between players by collecting a percentage (rake) from each real money pot.

The total consideration to be paid to Arc2 by the Company is as follows:

(a) Initial fee: We originally agreed to pay, under the original SSL Agreement, Arc2 a license acquisition website and development fee in the amount of $100,000, $80,000 due upon execution (paid) and $20,000 would be due upon launch of the live website where players are able to play on the site for real money. Our Company negotiated with Arc2 to accept the $80,000 as payment in full; therefore, we are not obligated to make the $20,000 final payment.

(b) Monthly license fee: Our Company shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 28 % of the net monthly revenue generated by our website.

(c) Payment for consulting fees: Upon the signing of this agreement, our Company issued 100,000,000 pre-reverse split Rule 144 restricted shares of its common stock (currently held in trust) with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and will be amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement. During the three months ended June 30, 2006, we recorded amortization in the amount of $166,666.

Amendment to Licensing Agreement:

On January 12, 2006, we entered into an amended licensing agreement with Arc 2, titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement. The amended agreement will give our Company access to a broader base network of players online for poker games in addition software for casino table games such as blackjack, roulette, baccarat, craps, slot machines and video poker.  The casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish. Although the sportsbook software is included, it will not be utilized at this time.

Under the amended SSL agreement, consideration paid to Arc2 by us was modified as follows:

Initial fee: Our Company shall pay Arc2 an additional one-time, non-refundable license acquisition fee in the amount of $100,000 to enter into this amended agreement.  This $100,000 is in addition to the $80,000 previously paid to Arc2 in connection to the original software.  As a result of the amended SSL agreement, we wrote-off the initial $80,000 of capitalized web site development costs due to the initial software acquired being replaced with new software.  Arc2 and its designees are to retain the 100,000,000 pre-reverse split rule 144 restricted shares of its common stock with a fair market value of $2,000,000 as under the original agreement for ongoing consulting fees.

Monthly license fee: We shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 30% of the net monthly revenue. As of June 30, 2006, $2,343 has been paid to Arc2.

A monthly support fee will be paid to the licensor or its designee in the amount of $1,000. Said fees shall commence upon the launch of the site.  This fee may be reasonably adjusted on a semi-annual basis to reflect the growth of licensee's website traffic and customer service requirements.  This fee was waived for the first 3 months after launch.

This fee covers the following services provided to the Company:

- Development of new software

- Management of financial processing

- Management of player withdrawals

- Customer service support

- Sports content management

- Hosting and collocation of web servers

- Hosting and collocation of gaming and transaction servers

Our Company shall maintain a player reserve account to be held by the licensor in the amount of $10,000. Said account shall only be used pursuant to the terms of this agreement.  This amount may be reasonably adjusted on an ongoing basis to reflect the growth of our customer transactions.

We shall maintain a poker network reserve account to be held by the licensor or its poker network designee in the amount of $10,000 or 80% of on-hand poker balances, whichever is greater. Said account shall only be used pursuant to the terms of the amended SSL agreement.

Online Gaming Operations:

Gross revenues for the three months ended June 30, 2006 were $6,458. Total expenses for the three months ended June 30, 2006 were $35,331 which consisted primarily of sponsorship fees of $25,000.

To date, there are approximately 1,000 registered players on GSP with about 35% of those players depositing funds into their accounts. The majority of the registered players are becoming familiar with the new software and are playing on the free-play site.  Eventually, we expect more of these players to deposit funds into their accounts and play for cash.

Sponsorships

(a) On January 27, 2006, our Company entered into an Agreement with Anna Benson Enterprises (“Benson”) for the purposes of sharing cross site access between our website and the Benson site and for the performance of the Services by our Company and Benson.

Total consideration to be paid to Anna Benson Enterprises will be as follows:

 i) Take fee: Benson will receive payment on a quarterly basis commencing on March 31, 2006 (the “Effective Date”), 10% of the rake that is earned by, and paid to, us from all poker tables on our website, www.goldenspiritpoker.com, and any affiliated sites established after the Effective Date.  An advance of $30,000 will be paid to Benson in the amount of $5,000 per month for the first 6 months, commencing on the Effective Date.

ii) Traffic fee: Benson will receive 20% of revenue from all traffic that is originating and transferred directly from www.annabenson.net and any other affiliated sites added after the effective date to our website, www.goldenspiritpoker.com.

iii) Affiliate fee: Benson will receive 2.5% of the amount earned from online games (excluding poker) on our website paid to us and any added affiliated websites after the effective date, less any amount paid as a percentage of revenues as a traffic fee for Benson Services.

On June 20, 2006, the Company sponsored Anna Benson in the amount of $10,000 for the 2006 World Series of Poker (WSOP).  She is to compete in the No-Limit Texas Hold’em main event which is televised on ESPN, a major cable television channel.

(b) On March 15, 2006, Ron Rose (RR), a successful businessman turned professional tournament poker player, has joined our advisory board. The VIP Room in www.GoldenSpiritPoker.com (GSP) will also be featuring Ron Rose as a guest player.

Mr. Rose’s major poker achievements include winning the December 2003 World Poker Tournament (WPT) Battle of Champions, winning the Gold Bracelet at the May 2003 WSOP, winning the (WPT) World Poker Challenge March 2003, Reno and Best Overall Player of 2001 Award-Aviation Club in Paris, France.

On March 30, 2006, we issued Ron Rose 300,000 pre-reverse split restricted Rule 144 common shares valued at $9,000 as consideration for joining our Company and to be a featured player in the GSP - VIP Room.

On June 26, 2006, GSP sponsored Ron Rose in the amounts of $1,500 and $2,000 for two tournaments at the 2006 World Series of Poker.  It has been agreed that any monetary winnings from the above mentioned tournaments will firstly be used to repay GSP for the buy-in fees used to enter RR into the tournaments and secondly, will be split 50:50 between RR and the Company.  RR also agrees to help promote the Company by wearing clothing with GSP’s logo during the WSOP events.

In addition, we have contracted one of the top professional card players in the world, Mr. Jean-Robert Bellande to exclusively market its poker related products.

Termination of Acquisition of 4KE:

On July 11, 2005, our Company had entered into an agreement with 4 of A Kind Enterprises (4KE), a Nevada Corporation, whereby we would acquire 100% of 4KE. Our Company placed 25,000,000 restricted common shares in escrow pending completion of the acquisition of 4KE, doing business as EverythingAboutPoker.com.  4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events through its website EverythingAboutPoker.com.  4KE also sponsors professional poker players in major televised tournaments.

As of March 31, 2006, we had advanced $120,700 on behalf of 4KE to third parties for poker player sponsorships in certain televised poker tournaments. This amount has been expensed as marketing costs in 2005 as our Company and 4KE do not expect to be able to recoup the funds advanced.  Our Company and 4KE are now contemplating legal action to recover approximately $93,000 of the monies advanced for the tournaments mentioned for breach of contract since the tournaments were not televised.

The completion date of the acquisition was extended to March 31, 2006 by mutual consent and the finalization of the agreement was subject to the satisfactory completion of due diligence.  This was to include the receipt of 4KE’s audited financial statements, our approval thereof, and the resolution to the satisfaction of the lawsuit from an individual formerly under contract with 4KE.

We have concluded our due diligence in connection with the proposed acquisition of 4KE and our Board of Directors determined not to proceed with this acquisition.  On April 18, 2006, we gave formal written notice to 4KE that the agreement was terminated.  In accordance with the formal termination, the 25,000,000 (pre-reverse split) restricted Rule 144 shares of our Company issued to 4KE, which were held in trust, has been returned to us by the trustee for cancellation and returned to our treasury.

There are no further obligations arising from the termination of the agreement.

Results of Operations

Our Company has not yet realized any significant revenue from operations. During the three months ended June 30, 2006, we incurred $334,386 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses.  We also incurred poker royalties and processing fees in the amount of $10,331.  The general and administrative expenses for the corresponding period in 2005 were $350,706. The slight decrease in operating expenses was primarily due to a decrease in consulting fees to a significant shareholder.  Net loss from operations for the three months ended June 30, 2006 was $338,259. Our net loss for the corresponding period in 2005 was a comparative $350,706.

During the six months ended June 30, 2006, we incurred $665,940 in general and administrative expenses which included consulting fees, management fees, investor relations and office and general expenses.  General and administrative expenses for the corresponding period in 2005 were $1,023,356.  The primary factor in the decrease in expenses can be attributed to a large decrease in consulting fees due to the expiration of numerous consulting agreements.  We have incurred net losses of $15,215,935 since inception on September 13, 1993.

Our Plan of Operation for the Next 12 Months.

Our Company anticipates that there will be a need to raise additional capital within the next 12 months in order to continue as a going concern.  Such additional capital may be raised through additional private financings, as well as borrowings and other resources.  To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities will result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain assets that we would not otherwise relinquish.

We anticipate certain expenditures within the next 12 months for the online poker website for marketing and ongoing website development. (See Part I above).  We do not anticipate any significant research and development, any leases or purchases of any significant equipment, nor do we anticipate any significant change in the number of our employees within the next 12 months. Our Company agreed to issue a further 70,000,000 pre-reverse split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit related to the Niger property. We are not aware of any other material commitment or condition that may affect its liquidity within the next 12 months.

The Following are Material Subsequent Events (Occurring after June 30, 2006).

On July 12, 2006, the Company entered into an Affiliate Program Agreement with Massey Resources, LLC, a Nevada Corporation, doing business as Your Mental Edge (YME).  YME is in the business of developing programs for golfers and gamblers to instill the confidence and focus necessary for them to succeed.  The Company will provide the YME logo link on its website, as well as assisting YME to get their logo link on other partnered websites.  In exchange the Company will receive a 25% commission from YME for any person that visits their site from the logo link on the Company’s website and purchases either a Casino Series or Golf Series program.  An additional 5% net commission will be paid to the Company for those who purchase programs coming from the Company’s partnered sites.

Liquidity and Capital Resources

As of June 30, 2006, our Company had total assets of $133,444 including $396 in accounts receivable, $20,082 due from Legacy Mining Ltd., and $1,377 in available-for-sale securities. At June 30, 2006, we had total current liabilities of $283,426, of which $53,730 was represented by accounts payable and accrued liabilities, $173,400 due to Avalon Energy Corporation, and $56,296 due to related parties.  At June 30, 2006, we had $26,665 in current assets and $283,426 in total current liabilities which resulted in a working capital deficit of $256,761.

We do not have available cash to pay the day-to-day expenditures; therefore, our Company relies on advances from related parties to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of funding, that being the sale of our Company’s common stock.

No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our Company’s future reported financial position or results of operations.

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

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, and Chief Financial Officer, have  performed  an  evaluation  of  our Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2006 and each has concluded that such  disclosure controls and procedures are effective to ensure that  information  required to be disclosed in our Company’s periodic  reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There were no changes in our Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Code of Ethics:

We intend to adopt a code of ethics in 2006 that applies to the principle executive officer, principal financial officer, principle accounting officer or controller, and other persons performing similar functions. We also intend to post the text of our Company’s code of ethics on the website in connection with the "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our Company’s code of ethics that applies to our principle executive officer, principal  financial officer, principle accounting officer or controller, and other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our Company’s code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Our Company does not currently have a code of ethics as this is a new regulatory requirement.  We will be examining the various forms and contents of other companies’ written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2003, our Company issued 450,000 shares valued at $9,000 to a consultant pursuant to a stock option incentive plan. The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, we requested the return of the 450,000 shares. The consultant refused to return the shares; therefore we issued a stop transfer and commenced legal proceedings to recover the shares. The consultant subsequently filed a Statement of Claim against us for damages of $53,000 Cdn. On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs.  However, the 450,000 shares were to be returned to us (not yet received). In September 2005, our Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005. The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, seizing our Company’s bank account. No further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

On September 28, 2005, we received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between our Company and 4KE dated July 18, 2005. Our Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  The outcome of this litigation and an estimate of loss and the impact, if any, are presently not determinable and no provision for loss relating to this lawsuit has been recorded at June 30, 2006.

On November 2, 2005, we filed a lien with the State of Alaska against the Ester Creek property.  The lien was filed as our attempt to register title to the property in our name was blocked by the vendor of the property.  The process for filing the Lien on the property was initiated in September 2005, prior to our decision to sell the interest in the property to Legacy. We intend to resolve this issue with the vendor.  In the meantime, we have sold our interest in our Ester Creek claims to Legacy.

Item 2. Changes in Securities.

2006 Transactions

On June 1, 2006, the Company announced a one for eighteen (1:18) reverse stock split of all of the Company’s outstanding common stock without any change in par value for the shares of common stock. The capitalization of 500,000,000 shares with a par value of $0.0001 per share remains the same after the split. Shareholder approval was obtained to effect the reverse stock split and on June 6, 2006 the Company filed a Certificate with the Secretary of State of Delaware authorizing the one for eighteen (1:18) reverse stock split. The split became effective on June 30, 2006. The Company has 15,168,624 post reverse-split common shares issued and outstanding.  All references to shares of common stock and weighted average common shares outstanding have been restated to give effect to the 1:18 reverse stock split.

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 1,000,000 post reverse-split shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan.

In March 2006, the Company issued 1,111,111 post reverse-split restricted Rule 144 shares of the Company’s common stock. The Company issued 10,000,000 common shares each to Island Star Holdings Ltd. and Arcade Investments Ltd., pursuant to the Memorandum of Understanding dated April 4, 2005 with a private corporation to acquire a Uranium Concession on the African Continent. The shares are non-refundable. In April 2006, an additional 555,556 non-refundable post reverse-split restricted shares were issued to complete the initial stage of the Niger Property transaction.

On March 30, 2006, the Company issued 16,667 post reverse-split restricted common shares with a fair value of $9,000 to Ron Rose, a professional poker player, in exchange for joining the Advisory Board and being a featured player in the VIP room of our website.

During the period ended June 30, 2006, a total of 646,371 post reverse-split options, pursuant to the 2005 Stock Option Plan, were exercised at prices ranging from $0.18 to $0.54 per share for total consideration of $269,790 of which $83,500 was received in cash and $186,290 was received by way of settlement of amounts previously owing to the option holders.

Pursuant to the Company’s 2005 Stock Option Plan, 61,111 post reverse-split options were granted on April 13, 2006 at $0.36 per share and 41,667 post reverse-split options were granted on May 13, 2006 for $0.18 per share.  All options were granted to consultants.  During the period, the Company expensed the fair value of $29,500 for these options which was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, risk-free interest rates ranging from 4.18% to 4.31% and an expected volatility of 221.

During the year, the Company issued a total of 972,222 post reverse-split shares of the Company’s common stock pursuant to consulting agreements

2005 Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 pre-reverse split shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “2005 Plan”).

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 19,000,000 pre-reverse split shares of common stock to be issued pursuant to the 2005 Plan.

During 2005, 15,400,000 pre-reverse split options were exercised for total proceeds of $373,750 at exercise prices ranging from $0.02 to $0.03 per share.

During 2005, a total of 2,750,000 pre-reverse split common shares were issued at $0.02 per share in connection with a private placement for total proceeds of $55,000.

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two-year term, whereby this company will provide investment banking services to the Company (valued at $60,000) in exchange for the issuance of 3,000,000 pre-reverse split restricted shares of the Company’s common stock.

On July 12, 2005, the Company entered into the SSL Agreement with Arc2 and issued 100,000,000 pre-reverse split common shares with a fair value of $2,000,000.

2005 Stock Option Transactions

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 19,000,000 pre-reverse split shares of common stock to be issued pursuant to the 2005 Plan.  On February 8, 2005 3,050,000 pre-reverse split stock options were granted to an employee at $0.03 per share and 15,950,000 pre-reverse split stock options were granted to consultants at $0.03 per share.  A fair value of $570,000 for these options ($91,500 for the employee options and $478,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 244%.  For the year ended December 31, 2005, the consultant options were expensed and the employee options were disclosed on a pro-forma basis.

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 19,000,000 pre-reverse split shares of common stock to be issued pursuant to the 2005 Plan. On June 14, 2005, 300,000 pre-reverse split stock options were granted to an employee at $0.02 per share and 9,550,000 pre-reverse split stock options were granted to consultants at $0.02 per share. A fair value of $294,500 for these options was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 234%. During 2005, 3,000,000 pre-reverse split stock options granted to consultants with a fair value of $60,000 were cancelled.  On August 9, 2005, 600,000 pre-reverse split stock options were granted to an employee at $0.02 per share and 6,700,000 pre-reverse split stock options were granted to consultants at $0.02 per share. A fair value of $146,000 for these options ($12,000 for the employee options and $134,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 4.13% and an expected volatility of 239%. During the year ended December 31, 2005, the consultant options, net of those cancelled, were expensed and the employee options were disclosed on a pro-forma basis.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

On June 1, 2006, our Company held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective June 30, 2006, the following amendments to its Articles of Incorporation:

Name Change.   We announced that a majority of the shareholders entitled to vote on such matters, approved a change of name from Golden Spirit Gaming Ltd. to “Golden Spirit Enterprises Ltd.”. On June 6, 2006, a Certificate of Amendment to our Articles of Incorporation was filed with the State of Delaware changing our name to Golden Spirit Enterprises Ltd.

Reverse Stock Split. Our Company's authorized common capital stock consists of 500,000,000 shares of common stock with $0.0001 par value per share, of which 279,785,238 were issued and outstanding. On June 1, 2006, the Board of Directors declared a One for Eighteen (1:18) reverse stock split of all our Company’s outstanding common stock in accordance with the provisions of Section 242 of the General Corporation Law of Delaware, without any change in par value for the shares of common stock. Our Company's capitalization of 500,000,000 shares with a par value of $0.0001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the reverse stock split was obtained pursuant to Section 228 of the General Corporation Law of the State of Delaware and on June 6, 2006 the Registrant filed a Certificate with the Secretary of State of Delaware authorizing the One for Eighteen (1:18) reverse stock split.

Change of Symbol and CUSIP Number.  Commensurate with the name change and reverse stock split, we also took the necessary steps to change our symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 38119U 10 1 to 38119N 10 7. Effective at the opening of business on June 30, 2006, the symbol was changed from GSGL to “GSPT”.

Item 5.  Other Information

A. Security Ownership of Management

Title of Class

Name of Beneficial Owner

Amount and Nature of

Percent of

Beneficial Owner

Class

--------------------------------------------------------------------------------------------------------------------------

 Common Stock

Robert Klein

4540 Woodgreen Place

278

0.002%

West Vancouver, BC V7S 2S6

Common Stock

Carlton Parfitt

5,556

0.036%

Suite 801 - 1875 Robson Street

Vancouver, BC V6G 1E5

Directors' Compensation

During the six months ended June 30, 2006, the Company paid $3,860 (2005 - $10,234) to two directors for management fees.

Stock Based Compensation.

During the six months ended June 30, 2006, $29,500 (2005-$654,500)  in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock based compensation in 2006.

B. Security Ownership of Certain Beneficial Holders of ten percent or more

Title of Class   Name of Beneficial Owner

Amount and Nature of

Beneficial Owner

Percent of Class

----------------------------------------------------------------------------------------------------------------------------------------------

Common Stock

CEDE & Co. (1)

The Depository Trust Co.

P.O. Box 222 Bowling Green Station

New York, New York 10274

6,341,759

41.81%

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended June 30, 2005:

		Six months ended June 30, 2005

Net income (loss) for the period	As reported	$ (1,023,356)
SFAS 123 compensation expense	Pro-forma	(112,500)

Net loss for the period	Pro-forma	(1,135,856)

Pro-forma basic net loss per share	Pro-forma	$ (0.21)

C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2006, companies controlled by significant shareholders earned $15,000 (2005 - $70,381) pursuant to investment banking services contracts.

During the six months ended June 30, 2006, private companies controlled by significant shareholders earned $51,042 (2005 - $50,833) pursuant to investor relations services contracts.

During the six months ended June 30, 2006, the Company paid $3,860 (2005 - $10,234) to two directors for management fees.

During the six months ended June 30, 2006, the Company incurred expenses for office rent of $10,917 (2005 - $3,000) to a private company controlled by a significant shareholder.

At June 30, 2006, a total of $173,400 (December 31, 2005 - $167,291) is owing to Avalon, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At June 30, 2006, a total of $20,082 (December 31, 2005 - $16,029) is owed from Legacy Mining Ltd., a company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties:

	June 30, 2006	December 31, 2005
	(Unaudited)
Significant shareholders	$56,296	$82,142

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property.

Property held by the Company.  As of the dates specified in the following table,

GSGL held the following property in the following amounts:

June 30,

December 31,

December 31,

2006

2005

2004

----------------------------------------------------------------------------------------------

Property and

Cash Equivalents

$2,549

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

Index to Exhibits

(i) Exhibits

31.01          Rule 13a-14(a)/15d-14a Certification

31.02          Rule 13a-14(a)/15d-14a Certification

32.01          Section 1350 Certification

32.02          Section 1350 Certification

(ii) Reports on Form 8-K –June 30, 2006 Amendments to Articles of Incorporation: Name Change and Reverse Stock Split

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on the Company’s behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 14, 2006.

Golden Spirit Enterprises Ltd., a Delaware corporation.

        /s/ Robert Klein

By:      ______________

           Robert Klein

Its:       President

Date: August 14, 2006

