Form 10QSB
period 2006-09-30
Golden Spirit Enterprises Ltd.
filed 2006-11-14
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2006 there were 15,228,624 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

Page

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................................................

      F-1

Item 2.    Plan of Operation...........

         2

Item 3.   Controls and Procedures...................................................................

        10

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................

         11

Item 2.   Changes in Securities and Use of Proceeds......................................

        11

Item 3.   Defaults Upon Senior Securities.......................................................

         14

Item 4.   Submission of Matters to a Vote of Security Holders.......................

         14

Item 5.   Other Information.............................................................................

         14

Item 6.   Exhibits and Reports on Form 8-K....................................................

         17

SIGNATURES.................................................................................................

         17

Item 1: Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.
(Formerly Golden Spirit Gaming Ltd.)
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

F-1

CONSOLIDATED STATEMENTS OF OPERATIONS

F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS

F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-4

GOLDEN SPIRIT ENTERPRISES LTD.
(Formerly Golden Spirit Gaming Ltd.)
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006 (Unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$ 5,152	$ -
Receivables	1,555	1,156
Available-for-sale securities	1,035	1,656
Prepaid expenses and deposits	21,229	-

	28,971	2,812

DUE FROM LEGACY MINING LTD. (Note 7)	20,082	16,029
FURNITURE AND EQUIPMENT, net of depreciation of $6,958 (2005-$6,718)	507	747
WEBSITE DEVELOPMENT COSTS, net of amortization (Note 4)	77,776	80,000

	$ 127,336	$ 99,588

LIABILITIES
CURRENT
Bank overdraft	$ -	$ 52
Accounts payable and accrued liabilities	53,730	67,184
Due to Avalon Energy Corporation (Note 7)	194,152	167,291
Due to related parties (Note 7)	85,332	82,142

	333,214	316,669

CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized (Note 6)
Issued and outstanding:
15,228,624 (2005 – 11,866,677) common shares	27,310	21,360
Additional paid-in capital	16,716,387	15,526,147
Deferred compensation (Note 5)	(1,366,220)	(1,812,507)
Deficit accumulated during the development stage	(15,582,617)	(13,951,966)
Accumulated other comprehensive loss	(738)	(115)

	(205,876)	(217,081)

	$ 127,336	$ 99,588

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(formerly Golden Spirit Gaming Ltd.)

(an development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended		September 13, 1993(inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
REVENUES
Gaming revenue	$ 3,733	$ -	$ 18,071	$ -	$ 18,071
Processing fees	-	-	-	-	98,425
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
	3,733	-	18,071	0	166,924
COST OF SALES
Poker royalties and processing fees	12,112	-	24,479	-	24,479
GROSS PROFIT (LOSS)	(8,379)	-	(6,408)	-	142,445

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	2,239	-	7,436	-	88,667
Consulting fees	280,626	360,411	683,755	1,218,292	5,821,158
Depreciation and amortization	8,414	160	22,464	320	54,286
Exploration costs	-	-	-	9,078	241,754
Investor relations	27,332	19,583	92,097	78,237	669,230
Loss on settlement of debt	-	-	-	-	302,500
Management fees	1,560	1,993	5,420	12,227	373,301
Office and general	14,790	20,615	43,004	63,453	453,240
Poker sponsorships	8,500	-	42,500	-	42,500
Professional fees	8,858	14,485	30,867	47,628	529,666
Travel and accommodation	5,932	10,671	15,705	20,288	208,252
Wages and benefits	54	2,076	997	3,827	239,707
Write off of website development costs (Note 4)	-	-	80,000	1,751	425,682
Write-down of URLs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-off of other assets	-	113,500	-	113,500	265,886
	358,305	543,494	1,024,245	1,566,850	13,343,424

LOSS BEFORE THE FOLLOWING	(366,684)	(543,494)	(1,030,653)	(1,566,850)	(13,200,979)
EQUITY LOSS FROM AVALON	-	-	-	-	(1,394,280)
WRITE DOWN OF INVESTMENT IN AVALON	-	-	-	-	(313,301)
GAIN (LOSS) ON SALE OF SECURITIES	-	-	-	-	(26,178)
DILUTION GAIN - LEGACY	-	-	-	-	334,087
MINORITY INTEREST IN LEGACY’S LOSS	-	-	-	-	479,978
RESOURCE PROPERTY EXPENDITURES	-	-	(600,000)	-	(600,000)

NET LOSS	$ (366,684)	$ (543,494)	$(1,630,653)	$(1,566,850)	$ (14,720,673)

BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$ (0.08)	$ (0.12)	$ (0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,175,398	6,404,434	14,117,815	5,695,534

The accompanying notes are an integral part of these interim consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months	September 13, 1993
	ended	ended	(inception)
	September 30,	September 30,	to September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,630,653)	(1,566,850)	(14,720,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,464	320	54,286
Common stock issued for consulting fees and services	647,787	320,208	3,661,948
Loss on settlement of debt	-	-	302,500
Stock-based compensation	119,500	752,000	2,033,069
Non-cash component of URL write-down	-	-	1,214,193
Resource property expenditures	600,000	-	763,000
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	80,000	-	206,876
Equity loss from Avalon Energy Corporation	-	-	1,394,280
Write-down of investment in Avalon Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	-	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	(34,582)	31,225	315,314
NET CASH USED IN OPERATING ACTIVITIES	(195,484)	(463,097)	(3,193,855)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	(100,000)	(26,000)	(306,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Avalon Energy Corporation	-	-	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
NET CASH USED IN BY INVESTING ACTIVITIES	(100,000)	(26,000)	(246,274)
CASH FLOSW FROM FINANCING ACTIVITIES
Net change in bank overdraft	(52)	17	-
Net advances from related parties	212,288	58,234	661,631
Proceeds from issuance of common stock	88,500	428,750	2,783,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,636	487,001	3,445,281
NET INCREASE IN CASH	5,152	(2,096)	5,152
CASH, BEGINNING	-	2,096	-
CASH , ENDING	$ 5,152	$ -	$ 5,152

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES (See Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $14,720,673 and at September 30, 2006 and had a working capital deficiency of $304,243.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (Unaudited)

NOTE 3 – RESOURCE PROPERTIES

Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  As at September 30, 2006, the prospecting permit has not been issued.  To September 30, 2006, the Company has issued 1,666,667 of the non-refundable post reverse-split shares with a fair value of $600,000.

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

(c)

Payment for consulting fees: Upon the signing of this agreement, the Company issued 5,555,556 post reverse-split Rule 144 restricted shares of its common stock with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and is amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement.  During the period ended September 30, 2006, the Company recorded consulting fees of $500,001 and as at September 30, 2006, $1,166,667 remains deferred.

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

On January 12, 2006, the Company entered into an amended Licensing Agreement with Arc2 titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement (“Amended SSL Agreement”).  The Amended SSL Agreement will provide the Company access to a broader base network of players online for poker games in addition to new software for casino table games such as Blackjack, Roulette, Baccarat, Craps, Slot Machines and Video Poker.  The casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the sportsbook software is included, it will not be utilized at this time.  The original term of the Amended SSL Agreement is for 36 months followed by automatic 2 year renewals which may be terminated by either party.  The Company will amortize the software license acquisition fee over the 36 month initial term.  As of September 30, 2006, the Company has amortized $22,224 of the license acquisition fee.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (Unaudited)

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

On June 20, 2006, the Company sponsored Anna Benson (AB), in the amount of $10,000 for the 2006 World Series of Poker (WSOP).  She is to compete in the No-Limit Texas Hold’em main event which will be televised on ESPN, a major cable television channel.

On January 24, 2006, the Company entered into an Agreement with Abdul R. Aref (ARA) with compensation for his services in marketing, as follows:

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

SEPTEMBER 30, 2006 (Unaudited)

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

On July 12, 2006, the Company entered into an Affiliate Program Agreement with Massey Resources, LLC, a Nevada Corporation, doing business as Your Mental Edge (“YME”).  YME is in the business of developing programs for golfers and gamblers to instil the confidence and focus necessary for them to succeed.  The Company will provide the YME logo link on its website, as well as assisting YME to get their logo link on other partnered websites.  In exchange, the Company will receive a 25% commission from YME for any person that visits their site from the logo link on the Company’s website and purchases either a Casino Series or Golf Series program.  An additional 5% net commission will be paid to the Company for those who purchase programs coming from the Company’s partnered sites.

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

NOTE 5 – DEFERRED COMPENSATION

The Company has recorded the prepaid amounts of consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,667 post reverse-split restricted shares of the Company’s common stock.  To September 30, 2006, a total of $38,750 (December 31, 2005 - $16,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 4).  To September 30, 2006, a total of $833,333 (December 31, 2005 - $333,332) has been expensed.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (Unaudited)

NOTE 5 – DEFERRED COMPENSATION (continued)

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company  controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To September 30, 2006, a total of $149,479 (December 31, 2005 - $72,916) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  As of September 30, 2006, a total of $12,223 has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with Steve Nemergut, a consultant, for a three-year term, whereby Mr. Nemergut will provide consulting services to the Company (valued at $82,500) in exchange for  416,667 post reverse-split shares of the Company’s common stock.  As of September 30, 2006, a total of $27,500 (December 31, 2005 - $Nil) has been expensed.

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

On January 27, 2006, the Company filed a Registration Statement on Form S-8 to cover 1,000,000 post reverse-split shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan.  On September 11, 2006, the Company filed a Registration Statement on Form S-8 to cover 3,800,000 shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan.

In March 2006, the Company issued 1,111,112 post reverse-split restricted Rule 144 shares of the Company’s common stock. The Company issued 555,556 common shares each to Island Star Holdings Ltd. and Arcade Investments Ltd., pursuant to a memorandum of understanding dated April 4, 2005 with a private corporation to acquire a Uranium Concession on the African Continent. The shares are non-refundable. In April 2006, an additional 555,556 non-refundable post reverse-split restricted shares were issued to complete the initial stage of the Niger Property transaction (Refer to Note 3).

On March 30, 2006, the Company issued 16,667 post reverse-split restricted common shares with a fair value of $9,000 to Ron Rose, a professional poker player, in exchange for joining the Advisory Board and being a featured player in the VIP room of our website.

During the nine months ended September 30, 2006, a total of 706,371 post reverse-split options, pursuant to the 2006 and 2005 Stock Option Plan, were exercised at prices ranging from $0.09 to $0.54 per share for total consideration of $274,490 of which $88,500 was received in cash and $186,290 was received by way of settlement of amounts previously owing to the option holders.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (Unaudited)

NOTE 6 – CAPITAL STOCK (continued)

Pursuant to the Company’s 2005 and 2006 Stock Option Plans, 61,111 post reverse-split options were granted on April 13, 2006 at $0.36 per share, 41,667 post reverse-split options were granted on May 13, 2006 at $0.18 per share and 1,000,000 post reverse-split options were granted on August 29, 2006 at $0.09 per share.  The options were granted to employees, directors and consultants.  During the nine months ended September 30, 2006, the Company expensed the fair value of $119,500 for these options which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 5 years; risk-free interest rate of 4.08%; expected dividend yield of 0% and expected volatility of 217%.

During the current year, the Company issued a total of 972,222 post reverse-split shares of the Company’s common stock pursuant to consulting agreements described in Note 5 (d) and (e).

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, companies controlled by significant shareholders earned $22,500 (2005 - $82,465) pursuant to investment banking services contracts (See Note 5).

During the nine months ended September 30, 2006, private companies controlled by significant shareholders earned $76,563 (2005 - $58,749) pursuant to investor relations services contracts (See Note 5).

During the nine months ended September 30, 2006, the Company paid $5,420 (2005 - $12,227) to two directors for management fees.

During the nine months ended September 30, 2006, the Company incurred expenses for office rent of $16,491 (2005 - $18,810) to a private company controlled by a significant shareholder.

At September 30, 2006, a total of $194,152 (December 31, 2005 - $167,291) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At September 30, 2006, a total of $20,082 (December 31, 2005 - $16,029) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	September 30, 2006	December 31, 2005
(Unaudited)

Significant shareholders	$ 85,332	$ 82,142

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (Unaudited)

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended September 30, 2006 and 2005 for:	2006	2005

Interest	$ -	$ -

Income taxes	$ -	$ -

During the nine months ended September 30, 2006:

The Company utilized the proceeds from the exercise of certain stock options totalling $186,290 in order to offset amounts due to related parties.

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

SEPTEMBER 30, 2006 (Unaudited)

NOTE 10 – STOCK BASED COMPENSATION (continued)

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

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the comparative nine month period ended September 30, 2005:

		Nine months ended September 30, 2005

Net loss	As reported	$ (1,566,850)
SFAS 123 compensation expense	Pro-forma	(112,500)

Net loss	Pro-forma	(1,689,350)

Basic and diluted net loss per share	Pro-forma	$ (0.00)

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

Power Direct, Inc. changed its name to 2UOnline.com, Inc. by filing a Certificate of Amendment to the Company’s Certificate of Incorporation on January 31, 2000. The trading symbol changed from "PWDR" to "TWOU" in order to reflect the decision to shift the focus from oil and gas production to Internet-related activities. The Company’s symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. Our Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". We filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects our decision to shift our Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, we changed our Company’s name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 we changed our name to Golden Spirit Gaming Ltd. The trading symbol was “GSGL”.  On June 30, 2006 we changed our name to Golden Spirit Enterprises Ltd. The trading symbol is currently “GSPT . ”

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. Our Company was inactive from September 13, 1993, through November 1998, when it began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties.

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

Our Company has ownership of Golden Spirit Poker.com (“GSP”), offshore online poker information and gaming website. GSP is an online poker site which has access to a broad player based network, enabling players to readily find a table to have a game of poker.  GSP’s poker site is easy to navigate and offers free lessons for novices that understand the basics of the game to significantly speed up the ir learning curve.

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

Effective December 31, 2005, an unrealized gain in the carrying value of our Company’s available-for-sale securities totaling $1,112 was recorded as other comprehensive income for the year. As at September 30, 2006, we own 10,351 shares of Avalon's common stock with a fair value of $1,377.

Our Mineral Properties

Niger Property

On April 4, 2005, we signed a Memorandum of Understanding with a private corporation to acquire a Uranium Concession on the African continent. We paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. Our Company also agreed to issue 30,000,000 (pre-reverse split) non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 70,000,000 (pre-reverse split) restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit. As at September 30, 2006, the Prospecting Permit has not been issued.  Our Company has issued 20,000,000 of the non-refundable shares during the period ending March 31, 2006 and 10,000,000 of the non-refundable shares during the period ending June 30, 2006; these shares have a total fair value of $600,000. This amount has been expensed.

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

(c) Payment for consulting fees: Upon the signing of this agreement, our Company issued 100,000,000 pre-reverse split Rule 144 restricted shares of its common stock (currently held in trust) with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and will be amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement. During the three months ended September 30, 2006, we recorded amortization in the amount of $166,666.

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

Monthly license fee: We shall pay to Arc2 an ongoing monthly fee based on a monthly amount equivalent to 30% of the net monthly revenue. As of September 30, 2006, $2,343 has been paid to Arc2.

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

Online Gaming Operations:

Gross revenues for the three months ended September 30, 2006 were $3,733 Total expenses for the three months ended September 30, 2006 were $20,612 which consisted primarily of poker royalties and processing fees of $12,112.

To date, there are approximately 1,000 registered players on GSP with about 35% of those players depositing funds into their accounts. The majority of the registered players are becoming familiar with the new software and are playing on the free-play site. Eventually, we expect more of these players to deposit funds into their accounts and play for cash.

On September 30, 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (included in H.R. 4954, the Port Security Improvement Act of 2006) (The “Act”).  The President is expected to sign it in the near future. The new legislation prohibits banks, credit card companies, money transmitting businesses, and other third-party payment providers from knowingly processing online gaming transactions.

After the bill is signed, the U.S. Attorney General will have 270 days (9 months) to determine how the law will be enforced.

A notice has been posted on our website, www.goldenspiritpoker.com, informing players of the new legislation.  Currently our site no longer accepts registrations or monetary deposits from U.S. players.  They may, however, continue playing on our “for fun” site.

Sponsorships

(a) On January 27, 2006, our Company entered into an Agreement with Anna Benson Enterprises (“Benson”) for the purposes of sharing cross site access between our website and the Benson site and for the performance of the Services by our Company and Benson.

Total consideration to be paid to Anna Benson Enterprises will be as follows:

 i) Take fee: Benson will receive payment on a quarterly basis commencing on March 31, 2006 (the “Effective Date”), 10% of the rake that is earned by, and paid to, us from all poker tables on our website, www.goldenspiritpoker.com, and any affiliated sites established after the Effective Date.  An advance of $30,000 was paid to Benson in the amount of $5,000 per month for the first 6 months, commencing on the Effective Date.

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

Results of Operations

Our Company has not yet realized any significant revenue from operations. During the three months ended September 30, 2006, we incurred $358,305 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, investor relations and office and general expenses.  We also incurred poker royalties and processing fees in the amount of $12,112.  The general and administrative expenses for the corresponding period in 2005 were $543,494. The decrease in operating expenses was primarily due to a decrease in consulting fees to a significant shareholder and a decrease in office and general expenses.  Net loss from operations for the three months ended September 30, 2006 was $366,684. Our net loss for the corresponding period in 2005 was $543,494.

During the nine months ended September 30, 2006, we incurred $1,024,245 in general and administrative expenses which included consulting fees, management fees, investor relations and office and general expenses.  General and administrative expenses for the corresponding period in 2005 were $1,566,850.  The primary factor in the decrease in expenses can be attributed to a large decrease in consulting fees due to the expiration of numerous consulting agreements.  We have incurred net losses of $14,720,673 since inception on September 13, 1993.

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

Liquidity and Capital Resources

As of September 30, 2006, our Company had total assets of $127,336 including $1,555 in accounts receivable, $20,082 due from Legacy Mining Ltd., and $1,035 in available-for-sale securities. At September 30, 2006, we had total current liabilities of $333,214, of which $53,730 was represented by accounts payable and accrued liabilities, $194,152 due to Avalon Energy Corporation, and $85,332 due to related parties.  At September 30, 2006, we had $28,971 in current assets and $333,214 in total current liabilities which resulted in a working capital deficit of $304,243.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, and Chief Financial Officer, have  performed  an  evaluation  of  our Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2006 and each has concluded that such  disclosure controls and procedures are effective to ensure that  information  required to be disclosed in our Company’s periodic  reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

On September 28, 2005, we received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between our Company and 4KE dated July 18, 2005. Our Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  The outcome of this litigation and an estimate of loss and the impact, if any, are presently not determinable and no provision for loss relating to this lawsuit has been recorded at September 30, 2006.

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

During the period ended September 30, 2006, a total of 706,371 post reverse-split options, pursuant to the 2006 and 2005 Stock Option Plan, were exercised at prices ranging from $0.09 to $0.54 per share for total consideration of $275,190 of which $88,900 was received in cash and $186,290 was received by way of settlement of amounts previously owing to the option holders

Pursuant to the Company’s 2005 Stock Option Plan, 1,000,000 post reverse-split options were granted on August 29, 2006 at $0. 09 per share.

Pursuant to the Company’s 2005 and 2006 Stock Option Plans, 61,111 post reverse-split options were granted on April 13, 2006 at $0.36 per share, 41,667 post reverse-split options were granted on May 13, 2006 at $0.18 per share and 1,000,000 post reverse-split options were granted on August 29, 2006 at $0.09 per share.  The options were granted to employees, directors and consultants.  During the period, the Company expensed the fair value of $119,500 for these options which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 5 years; risk-free interest rate of 4.08%; expected dividend yield of 0% and expected volatility of 217%.

During the period, the Company issued a total of 972,222 post reverse-split shares of the Company’s common stock pursuant to consulting agreements

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

A. Security Ownership of Management

Title of Class   Name of Beneficial Owner

Amount and Nature of

Percent of

Beneficial Owner

Class

-----------------------------------------------------------------------------------------------------------

 Common Stock   Robert Klein

278

0.002%

4540 Woodgreen Place

West Vancouver, BC V7S 2S6

Common Stock

Carlton Parfitt

5,556

0.036%

Suite 801 - 1875 Robson Street

Vancouver, BC V6G 1E5

Directors' Compensation

During the nine months ended September 30, 2006, the Company paid $5,420 (2005 - $12,227) to two directors for management fees.

Stock Based Compensation.

During the nine months ended September 30, 2006, $119,500 (2005-$466,292) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock based compensation in 2006.

B. Security Ownership of Certain Beneficial Holders of ten percent or more

Title of Class

Name of Beneficial Owner

Amount and Nature of

Beneficial Owner

Percent of Class

---------------------------------------------------------------------------------------------------------------------------------

Common Stock

CEDE & Co. (1)

The Depository Trust Co.

P.O. Box 222 Bowling Green Station

New York, New York 10274

6,387,292

41.94%

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended September 30, 2005:

		Nine months ended September 30, 2005

Net income (loss) for the period	As reported	$(1,566,850)
SFAS 123 compensation expense	Pro-forma	(112,500)

Net loss for the period	Pro-forma	(1,689,350)

Pro-forma basic net loss per share	Pro-forma	$ (0.00)

C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2006, companies controlled by significant shareholders earned $22,500 (2005 - $82,465) pursuant to investment banking services contracts.

During the nine months ended September 30, 2006, private companies controlled by significant shareholders earned $76,563 (2005 - $58,749) pursuant to investor relations services contracts.

During the nine months ended September 30, 2006, the Company paid $5,420 (2005 - $12,227) to two directors for management fees.

During the nine months ended September 30, 2006, the Company incurred expenses for office rent of $16,491 (2005 - $18,810) to a private company controlled by a significant shareholder.

At September 30, 2006, a total of $194,152 (December 31, 2005 - $167,291) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

At September 30, 2006, a total of $20,082 (December 31, 2005 - $16,029) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties:

	September 30, 2006	December 31, 2005
(Unaudited)

Significant shareholders	$ 85,332	$ 82,142

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property.

Property held by the Company.  As of the dates specified in the following table,

GSGL held the following property in the following amounts:

September 30,

December 31,

December 31,

2006

2005

2004

--------------------------------------------------------------------------------------------------------------------

Property and

Cash Equivalents

$5,152

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

Index to Exhibits

(i) Exhibits

31.01          Rule 13a-14(a)/15d-14a Certification

31.02          Rule 13a-14(a)/15d-14a Certification

32.01          Section 1350 Certification

32.02          Section 1350 Certification

(ii) Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on the Company’s behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 14, 2006.

Golden Spirit Enterprises Ltd., a Delaware corporation.

        /s/ Robert Klein

By:      ______________

           Robert Klein

Its:       President

Date: November 14, 2006