Form 10KSB
period 2006-12-31
Golden Spirit Enterprises Ltd.
filed 2007-03-30
CIK 1076262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

GOLDEN SPIRIT ENTERPRISES LTD.

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

State issuer’s revenues for its most recent fiscal year. $18,553

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2006, there were 15,528,624 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

 Yes

 No

GOLDEN SPIRIT ENTERPRISES LTD.

A Delaware corporation

Index to Registration Statement on Form 10-KSB

PAGE

PART I.

ITEM 1.

Description of Business

        4

ITEM 2.

Description of Property

      13

ITEM 3.

Legal Proceedings

      13

ITEM 4.

Submission of Matters to a Vote of Security Holders

      14

ITEM 5.

Market Price for the Golden Spirit Minerals Ltd. Corporation’s

Common Equity and Related Stockholders Matters

 14

ITEM 6.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

18

ITEM 7.

Financial Statements

      F-1

ITEM 8.

Changes in and Disagreements with Accountants

     20

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons

22

ITEM 10.

Executive Compensation - Remuneration of Directors and Officers

      23

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

      24

ITEM 12.

Certain Relationships and Related Transactions

      24

ITEM 13.

Principal Accountant Fees and Services

      25

ITEM 14.

Exhibites

      26

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2006.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2007.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2006. GOLDEN SPIRIT ENTERPRISES LTD. HAS INCLUDED A SECTION BELOW ENTITLED “SUBSEQUENT EVENTS” WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2006.

PART I

Item 1. Description of Business.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet- related activities. Our symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd. and the trading symbol was “GSGL”. On June 30, 2006, the Company changed its name to Golden Spirit Enterprises Ltd. and the trading symbol is currently “GSPT”.

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

Our Business. Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gaming business, we are directing our efforts towards online poker. Our overall success and viability are therefore directly dependent upon the success of the Golden Spirit poker.com website.  The Company then entered into a Software Sub-licensing (“SSL”) Agreement with Arc 2 Entertainment, Inc. (“Arc2”), a British Virgins Island Corporation on July 12, 2005, to begin developing the Company’s online gaming website (see Online Business Development below).

During 2005, the Company entered into an Acquisition Agreement with 4 of a Kind Enterprises, who does business as “EverythingAboutPoker.com”. 4KE specializes in the business of marketing poker related merchandise, internet media, educational card playing and boot-camp events.  4KE also sponsors professional poker players in major televised tournaments.  The completion date was extended to March 31, 2006 and after the Company concluded its due diligence in connection with the proposed acquisition of 4KE, the Company’s Board of Directors determined not to proceed with this acquisition.  On April 18, 2006, the Company gave formal written notice to 4KE that the agreement was terminated. There are no further obligations arising from the termination of this agreement (see Online Business Development below).

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

The Company has a multi-year agreement with Anna “the GoldDigger” Benson to promote, market, and play on the Company’s site.  Benson’s poker and personal websites, www.golddiggerpoker.com and www.annabenson.net, are affiliated with GSP.  In addition, the company has contracted one of the top professional card players in the world, Mr. Jean Robert Bellande, to exclusively market its poker related products.

On June 30, 2006, the Company changed its name and focus from gaming to reflect the Company’s plan to expand its operations to include the marketing of other products and venues. The Company will be involved in the development, production, financing and packaging of innovative film and television programming.

Prior Business. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with our internet activities we decided to abandon this business and commencing in 2003 instead pursue opportunities in mineral exploration and development

We had limited success with both our internet activities and our mineral exploration and development activities. In mid 2005, management of the Company decided to focus on online gaming and in June 2006, the Company decided to diversify its business by adding film production and distribution.

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

Effective December 31, 2005, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive income for the year.  As at December 31, 2005, the Company owns 10,351 shares of Avalon's common stock with a fair value of $1,656. Effective December 31, 2006, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities which was recorded as comprehensive loss for the year, the carrying value at December 31, 2006 was $1,087.

Our Mineral Properties:

 (i) Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines which will be valid for thirty (30) years. The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  As at December 31, 2006, the prospecting permit has not been issued.  To December 31, 2006, the Company has issued 1,666,667 of the non-refundable post reverse-split shares with a fair value of $600,000.  In accordance with the memorandum of understanding, the Company was to attain a Prospecting Permit from the African Government. The Company has been unable to attain the permit and management has decided to abandon the project, resulting in a charge to operations of $600,000 in 2006.

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

On December 31, 2003, the Company’s interest in Legacy was reduced from 59% to 4%.  As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain.  The net dilution gain on the reduction in interest ownership of Legacy was $334,087.  Commencing January 1, 2004, the Company will account for its investment in Legacy using the cost method.  In October 2005, the Company entered into an agreement to sell its interest in Ester Creek to Legacy for 750,000 shares of Legacy’s common stock; which increased the Company’s ownership in Legacy back up to 7.39%.  As at December 31, 2006, the carrying value of the Company's investment in Legacy is $nil.

Online Business Development:

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

The total consideration to be paid to Arc2 by the Company was as follows:

(a)

Initial fee: The Company agreed to pay Arc2, under the original SSL Agreement, a one-time, non-refundable license acquisition website and development fee in the amount of $100,000, $80,000 due upon execution (paid) and $20,000 would be due upon launch of the live website where players are able to play on the site for real money.  The Company negotiated with Arc2 who agreed to accept the $80,000 as payment in full payment (see below).

(b)

Monthly license fee: The Company agreed to pay Arc2 an ongoing monthly fee based on a monthly amount equivalent to 28% of the net monthly revenue generated by the website.

(c)

Payment for consulting fees: Upon the signing of this agreement, the Company issued 5,555,556 post reverse-split Rule 144 restricted shares of its common stock with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and is amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement.  As a result of the Company’s change of business, these services are no longer required and have no future benefit.  Accordingly, during 2006, the Company recorded consulting fees of $1,666,667 being the full balance of the amounts previously deferred as at December 31, 2005.

(d)

Payment for development costs: The Company would be responsible for all of the remaining costs in connection with the development of the online gaming website.

The website, where people are able to play with and for “play money” or “play for free”, was launched in September 2005.  This first “play for free” phase is intended to draw players while the live version, where players are able to play on the site for cash, is being developed.  The live version was launched in January 2006. The Company receives revenues for hosting games between players by collecting a percentage (rake) from each real money pot.

On January 12, 2006, the Company entered into an amended Licensing Agreement with Arc2 titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement (“Amended SSL Agreement”).  The Amended SSL Agreement will provide the Company access to a broader base network of players online for poker games in addition to new software for casino table games such as Blackjack, Roulette, Baccarat, Craps, Slot Machines and Video Poker.  The casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the sportsbook software is included, it will not be utilized at this time.  The original term of the Amended SSL Agreement is for 36 months followed by automatic 2-year renewals which may be terminated by either party.  The Company originally intended to amortize the software license acquisition fee over the 36 month initial term.  However, as a result of the change in business, these costs were fully amortized during 2006 as they are estimated to have no useful life beyond December 31, 2006.

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

Online Gaming Operations:

Gross revenues for the year ended December 31, 2006 were $18,553. Total expenses for the year ended December 31, 2006 were $27,576, which consisted primarily of poker royalties, monthly support and processing fees of $22,153.

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

Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management has decided to discontinue its online gaming operations

Sponsorships

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

The completion date was extended to March 31, 2006 by mutual consent and the finalization of the agreement was subject to the satisfactory completion of due diligence including the receipt of 4KE’s audited financial statements, the Company’s approval thereof, and the resolution to the satisfaction of the Company of the lawsuit from an individual formerly under contract with 4KE.

The Company has concluded its due diligence in connection with the proposed acquisition of 4KE and the Company’s Board of Directors determined not to proceed with this acquisition and on April 18, 2006, gave formal written notice to 4KE that the agreement was terminated. There are no further obligations arising from the termination of this agreement.

Ownership Interests. The following chart specifies our stock ownership at December 31, 2006:

-----------------------------------------------------------------------------------------------------------------------------

Percent

Entity

Nature of Ownership

Ownership

-----------------------------------------------------------------------------------------------------------------------------

7.39%

Legacy Mining Ltd.

1,263,376 Shares of Common

Stock

0.02%

Avalon Energy Corporation

10,351 Shares of Common

Stock

-----------------------------------------------------------------------------------------------------------------------------

Employees. We currently have 1 full-time employee and 2 part-time employees.  None of our employees are subject to any collective bargaining agreements.

The Following are Material Subsequent Events (Occurring after December 31, 2006).

On February 1, 2007, a total of 170,000 post reverse-split options, pursuant to the 2006 Stock Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

On March 12, 2007, thirty days notice was given to Arc 2 Entertainment to terminate the “Amended SSL Agreement” dated January 12, 2006.  Effective April 15, 2007, the Company’s online gaming operations will be discontinued

Item 1.A - Risk Factors:

The following risk factors should be given special consideration when evaluating the Company.

(a)

Legal and Regulatory: The ability to profitably sell various products or services on the Internet is dependent upon the legal and regulatory authorities of various levels of governments on a worldwide basis. The Company and its BVI subsidiary, to a great extent, are dependent upon international government rulings in respect of the permissibility of certain Internet commerce activities, specifically those involving gaming. The Company could be materially adversely affected by negative rulings relating to Internet commerce activities by international governments, particularly in the United States.  The laws in the United States and throughout the world both relating to the Internet and to Internet gaming specifically are expected to continue to be developed over a number of years. The Company's business plan is based on its ability to first develop and then market and sell its services on the Internet. The permissible scope of gaming and betting on the Internet varies from country to country and within various jurisdictions within each country. Until the legal issues are resolved either through legislation or the courts, the future of Internet gaming and betting is uncertain in many jurisdictions. Internet gaming and betting has received increased scrutiny by legal agencies, and in some cases, legal proceedings have been initiated alleging that such activities are illegal, primarily in the U.S. The Company is unable to predict the outcome of such proceedings and the ultimate impact on the Company's business. If it is held that Internet gaming and betting such as that proposed to be conducted by the Company's BVI subsidiary is illegal in a significant number of jurisdictions, it would have a material adverse effect on the business of the Company. Furthermore, the existence of claims of illegality may result in litigation costs and an indefinite interruption in the business activities of the Company. Although each country or jurisdiction will create its own legislation, the United States' current and proposed legislation represents some of the most stringent laws in this industry. Due to the uncertainty of the regulatory environment, management is unable to determine the effect of the current and proposed legal regulations and their applications in the United States or elsewhere. Management believes that this uncertainty in respect of the legislation, the jurisdictions and the enforcement will continue for a number of years to come. This belief is based on the requirement for cooperation between legislative bodies in various countries in order to properly enforce any Internet laws. Negative rulings, restrictive legislation and the application of any restrictive legislation could adversely affect the gaming and betting operations of the Company subject to political risks inherent in all foreign operations. (Please see Our Business and Material Subsequent Event sections in Item 1 above.)

(b)

Software: The Company and the Company’s British Virgin Islands (BVI) subsidiary, through its licensor, Arc 2 Entertainment Ltd.(Arc 2), a BVI Company, is utilizing software that may not be commercially successful.

(b)

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

(c)

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

(d)

Reliance on Employees: The Company and its BVI subsidiary will be relying heavily on their employees for researching, developing, enhancing, operating and marketing of their products and services, the loss of any of whom could have an adverse effect on the Company.

(e)

Reliance on Licensees: The Company will be relying on licensees for the purpose of operating the Gaming Software, the loss of any of whom could have an adverse effect on the Company and its BVI subsidiary.

(f)

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

(g)

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

(h)

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

(i)

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

(j)

 Dilution: There are a number of outstanding securities and agreements pursuant to which common shares of the Company may be issued in the future. This will result in further dilution to the Company's shareholders.

(k)

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

(l)

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

Property

December 31, 2006

December 31, 2005

-----------------------------------------------------------------------------------------------

Cash

US $7,547

US $          -

=========================================================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.  We do not own any real property.  However, we do lease space from Holm Investments Ltd., a shareholder of the Company.  We lease the space for a total of $2,083.33Cdn a month. The term of the lease expires on August 1, 2009.

Item 3.  Legal Proceedings.

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

A majority of the shareholders voted to effect certain changes to the Articles of Incorporation of the Company, filed June 1, 2006, with the State of Delaware:

(a)  Effective at the opening of business June 30, 2006 the Company changed its name to "Golden Spirit Enterprises Ltd." The new trading symbol is "GSPT" and the new CUSIP number is 38119N 10 7.

(b)  On June 1, 2006, the Company announced a one for eighteen (1:18) reverse stock split of all of the Company’s outstanding common stock without any change in par value for the shares of common stock. The capitalization of 500,000,000 shares with a par value of $0.0001 per share remains the same after the split. Shareholder approval was obtained to effect the reverse stock split and on June 6, 2006 the Company filed a certificate with the Secretary of State of Delaware authorizing the 1:18 reverse stock split. The split became effective on June 30, 2006. The Company had 15,168,624 post reverse-split common shares issued and outstanding immediately after the split.  All references to shares of common stock and weighted average common shares outstanding have been restated to give effect to the 1:18 reverse stock split unless otherwise stated.

PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

As at December 31, 2006 there were approximately 2,000 holders of the outstanding shares of the Golden Spirit Enterprises Ltd.'s $0.0001 par value common stock.  Golden Spirit Enterprises Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9.  On October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol changed from TWOU to "GSPM". On October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol changed from GSPM to "GSML".  At the opening on July 18th, 2005 the Registrant’s symbol changed from GSML to “GSGL” and the CUSIP Number became 38119U 10 1.

Effective at the opening on June 30th, 2006, the Registrant’s symbol changed from GSGL to “GSPT” and the CUSIP Number is now 38119N 10 7.

According to quotes provided by stockhouse.com, the Golden Spirit Enterprises Ltd.’s common stock closed at:

Quarter

High

Low

2004 First Quarter

$0.90

$0.36

2004 Second Quarter

$2.34

$0.18

2004 Third Quarter

$2.88

$0.90

2004 Fourth Quarter

$2.88

$0.90

2005 First Quarter

$1.08

$0.54

2005 Second Quarter

$0.54

$0.18

2005 Third Quarter

$0.54

$0.36

2005 Fourth Quarter

$0.54

$0.18

2006 First Quarter

$1.06

$0.24

2006 Second Quarter

$0.58

$0.11

2006 Third Quarter

$0.15

$0.10

2006 Fourth Quarter

$0.22

$0.06

The Company traded as 2UOnline.com from January 1, 2003 to October 8, 2003, as Golden Spirit Minerals Ltd. from October 9, 2003 to October 18, 2004, as Golden Spirit Mining Ltd. from October 19, 2004 to July 17, 2005, Golden Spirit Gaming Ltd. from July 18, 2005 to June 29, 2006, and Golden Spirit Enterprises Ltd. From June 30, 2006 to date. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

As of December 31, 2006, 15,528,624 post-reverse split shares of Golden Spirit Enterprises Ltd. common stock were issued and outstanding.

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

On June 1, 2006, the Company announced a one for eighteen (1:18) reverse stock split of all of the Company’s outstanding common stock without any change in par value for the shares of common stock.  The capitalization of 500,000,000 shares with a par value of $0.0001 per share remains the same after the reverse stock split.  Shareholder approval was obtained to affect the reverse stock split and on June 6, 2006 the Company filed a certificate with the Secretary of State of Delaware authorizing the 1:18 reverse stock split.  The reverse stock split became effective June 30, 2006.  All previous references to shares of common stock and weighted average common shares outstanding have been restated to give affect to the 1:18 reverse stock split unless otherwise stated.

2006 Transactions

During the year ended December 31, 2006, the Company issued:

(a)

906,371 post reverse split common shares on exercise of options granted pursuant to the Company’s 2005 and 2006 Stock Incentive and Option Plans at prices ranging from $0.09 per  share to $0.54 per share for total proceeds of $293,190 of which $106,900 was received in cash  and $186,290 was received by way of settlement of amounts previously owing to the option  holders.

(b)

1,666,667 post reverse-split restricted Rule 144 shares of the Company’s common stock pursuant to a memorandum of understanding dated April 4, 2005 with a private corporation in connection  with the Niger Property transaction.

(c)

116,667 post reverse-split restricted Rule 144 shares of the Company’s common stock with a fair value of $28,000 to two individuals for advisory board and other services.

(d)

972,222 post reverse-split restricted Rule 144 shares of the Company’s common stock with a fair value of $192,500 in connection with two prepaid service contracts.

2005 Transactions

(a)

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 1,055,556 post reverse-split shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”).

(b)

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 1,055,556 post reverse-split shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”).

(c)

During 2005, 855,555 post reverse-split options were exercised for total proceeds of $373,750 at exercise prices ranging from $0.36 to $0.48 per share.

(d)

During 2005, a total of 152,778 post reverse-split common shares were issued at $0.36 per share in connection with a private placement for total proceeds of $55,000.

(e)

On June 15, 2005, the Company entered into an agreement with a private company controlled by a significant shareholder, with a two year term, whereby this company will provide investment-banking services to the Company (valued at $60,000) in exchange for the issuance of 166,666 restricted shares of the Company’s common stock.

(f)

On July 12, 2005, the Company entered into a Software Sub License Agreement (the “Agreement”) with Arc2 Entertainment (“Arc2”), an online gaming software development and marketing company incorporated in the British Virgin Islands.  Under the terms of the Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the Agreement, the Company issued 5,555,556 post reverse-split (with a fair value of $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement. See “Website Development Costs” section above.

2006 Stock Options Transactions

(a)

During 2006, the Company granted a total of 1,102,778 post reverse split, 5 year common stock options at exercise prices ranging from $0.09 per shares to $0.36 per share.  The Company recognized stock-based compensation of $66,600 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(b)

The Company’s stock option activity (presented on a post reverse split basis) is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance,December 31, 2004	1,111	$ 1.08	3.04 years
Granted during 2005	2,008,333	0.45
Cancelled during 2005	(166,667)	0.36
Exercised during 2005	(855,555)	0.44
Balance,December 31, 2005	987,222	0.49	4.25 years
Granted during 2006	1,102,778	0.11
Exercised during 2006	(906,371)	0.32
Balance,December 31, 2006	1,183,629	$ 0.26	3.08 years

(c)

On January 27, 2006 and September 11, 2006, the Company filed Registration Statements on Form S-8 to cover a total of 4,800,000 post reverse-split shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan

2005 Stock Option Transactions

(a)

On January 12, 2005, the Company filed a Registration Statement on Form S-8 to cover 1,055,555 post reverse-split shares of common stock to be issued pursuant to the 2005 Plan.  On February 8, 2005 169,444 post reverse-split stock options were granted to an employee at $0.54 per share and 886,111 post reverse-split stock options were granted to consultants at $0.54 per share.  A fair value of $570,000 for these options ($91,500 for the employee options and $478,500 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 244%.  For the year ended December 31, 2005, the consultant options have been expensed and the employee options have been disclosed on a pro-forma basis in the financial statement notes.

(b)

On June 13, 2005, the Company filed a Registration Statement on Form S-8 to cover an additional 1,055,555 post reverse-split shares of common stock to be issued pursuant to the 2005 Plan. On June 14, 2005, 16,667 post reverse-split stock options were granted to an employee at $0.36 per share and 530,556 post reverse-split stock options were granted to consultants at $0.36 per share. A fair value of $294,500 for these options ($6,000 for the employee options and $191,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3.75% and an expected volatility of 234%. During the year, 166,667 post reverse-split stock options granted to consultants with a fair value of $60,000 were cancelled.  On August 9, 2005, 33,333 post reverse-split stock options were granted to an employee at $0.36 per share and 372,222 post reverse-split stock options were granted to consultants at $0.36 per share. A fair value of $146,000 for these options ($12,000 for the employee options and $134,000 for the consultant options) was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 4.13% and an expected volatility of 239%. During the year ended December 31, 2005, the consultant options, net of those cancelled, have been expensed and the employee options have been disclosed on a pro-forma basis in the financial statement notes.

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

Results of Operations. We have not yet realized any significant revenue from operations.  Loss from operations increased from $1,000 for the year ended December 31, 1997, to $10,797 for the year ended December 31, 1998, to $4,201,051 for the year ended December 31,1999, to $1,350,249 for the year ended December 31, 2000, to $1,495,844 for the year ended December 31, 2001, to $1,025,820 for the year ended December 31, 2002  $1,279,867 for the year ended December 31, 2003, $1,883,337, for the year ended December 31, 2004, to $1,842,055 for the year ended December 31, 2005, and to $2,954,033 for the year ended December 31, 2006.  Our net loss increased from 2005 to 2006 primarily due to an increase in consulting fees of $457,237,amortization expenses in the amount of $100,000, the write-down of our website development costs of $80,000, and $600,000 in property option loss. Our losses from September 13, 1993 (inception) to December 31, 2006, were $16,044,053. However, the Company is contemplating legal action to recover approximately $93,000 of the monies advanced for the tournaments as a breach of contract as the tournaments were not televised.

Liquidity and Capital Resources.   At December 31, 2006, we had a bank overdraft of $Nil (2005-$52), total current assets of $32,064 (2005-$2,812) and total current liabilities of $381,949 (2005-$316,669).  At December 31, 2006, total current liabilities exceeded total current assets by $349,885. Cash on hand constitutes our present internal sources of liquidity.  We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. We have one other external source of liquidity, that being the sale of our common stock.

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

Item 7.   Financial Statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS...F-1-F-1a

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Spirit Enterprises, Ltd.

(Formerly Golden Spirit Gaming Ltd.)

(A Development Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Golden Spirit Enterprises, Ltd. (a development stage company) (formerly Golden Spirit Gaming Ltd.) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from September 13, 1993 (inception) to December 31, 2005 in the consolidated statements of operations, stockholders’ deficit and cash flows, which were audited by another independent registered public accounting firm whose report dated March 17, 2006, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern), has been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from September 13, 1993 (inception) to December 31, 2006, is based solely on the reports of the other independent registered public accounting firm.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other independent registered public accounting firm, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Spirit Enterprises, Ltd. (formerly Golden Spirit Gaming Ltd.) (a development stage company) as of December 31, 2006, and the results of its activities and cash flows for the year then ended and for the cumulative period from September 13, 1993 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 29, 2007

Las Vegas, Nevada

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

/s / “Dale Matheson Carr-Hilton LaBonte”

------------------------------------------------------------

Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 17, 2006

F-1a

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash	$ 7,547	$ -
Sales tax receivable	2,966	1,156
Available-for-sale securities – related party	1,087	1,656
Prepaids and Deposits	20,464	-

Total Current Assets	32,064	2,812

DUE FROM LEGACY MINING LTD.	20,082	16,029
FURNITURE AND EQUIPMENT, net of depreciation of $7,038 (2005-$6,718)	427	747
WEBSITE DEVELOPMENT COSTS	-	80,000

	$ 52,573	$ 99,588

LIABILITIES
CURRENT
Bank overdraft	$ -	$ 52
Accounts payable and accrued liabilities	57,020	67,184
Due to Avalon Energy Corporation	215,054	167,291
Due to related parties	109,875	82,142

Total Current Liabilities	381,949	316,669

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
15,528,624 (2005 – 11,866,677) common shares	1,553	1,187
Additional paid-in capital	16,726,244	15,546,320
Deferred compensation	(150,490)	(1,812,507)
Deficit accumulated during the development stage	(16,905,999)	(13,951,966)
Accumulated other comprehensive loss	(684)	(115)

	(329,376)	(217,081)

	$ 52,573	$ 99,588

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			September 13,
			1993 (inception)
	Year Ended	Year Ended	to December 31,
	December 31, 2006	December 31, 2005	2006

REVENUES
Processing fees	$ -	$ -	$ 98,425
Gaming Revenue	18,553	-	18,553
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
	18,553	-	167,406
COST OF SALES
Poker royalties and processing fees	27,576	-	27,576
GROSS PROFIT (LOSS)	(9,023)		139,830

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	7,436	146,626	88,667
Consulting fees	1,848,245	1,391,008	6,985,648
Depreciation and amortization	100,320	320	132,142
Exploration costs	-	11,009	241,754
Investor relations	117,370	98,034	694,503
Loss on settlement of debt	-	-	302,500
Management fees	8,433	12,227	376,314
Office and general	57,577	77,425	467,813
Poker Sponsorships	52,500	-	52,500
Professional fees	49,900	74,267	548,699
Travel and accommodation	22,232	27,312	214,779
Wages and salaries	997	3,827	239,707
Write-off of website development costs	80,000	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-off of other assets	-	-	265,886
	2,345,010	1,842,055	14,664,189

LOSS BEFORE THE FOLLOWING:	(2,354,033)	(1,842,055)	(14,524,359)
EQUITY LOSS FROM AVALON	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN AVALON	-	-	(313,301)
LOSS ON SALE OF SECURITIES	-	-	(26,178)
DILUTION GAIN – LEGACY	-	-	334,087
PROPERTY OPTION LOSS	(600,000)	-	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978
NET LOSS	$ (2,954,033)	$ (1,842,055)	$ (16,044,053)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.20)	$ (0.23)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,412,320	7,970,178

The accompanying notes are an integral part of these consolidated financial statements.

October 1, 2004 – common stock issued for services at $1.80	97,222	10	174,990	(175,000)	-	-	-
October 18, 2004 – common stock issued for stock dividend (Note 6)	445,811	45	641,923	-	(641,968)	-	-
October 25, 2004 – common stock issued for property at $1.08	5,556	1	5,999	-	-	-	6,000
November 29, 2004 - common stock issued for property rights at $1.26	55,556	6	69,994	-	-	-	70,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	-	-	-	7,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	-	-	-	7,000
December 15, 2004 – common stock issued for property rights	55,556	6	59,994	-	-	-	60,000
Share reconciliation after dividend issue	(20)	-	-	-	-	-	-
Stock based compensation	-	-	552,100	-	-	-	552,100
Unrealized loss on available-for-sale securities	-	-	-	-	-	(1,112)	(1,112)
Deferred compensation expense	-	-	-	203,917	-	-	203,917
Rounding adjustment	-	(2)	1	-	-	-	(1)
Net loss	-	-	-	-	(1,883,337)	-	(1,883,337)
Balance, December 31, 2004	5,136,117	514	12,314,743	(272,715)	(12,109,911)	(1,227)	(68,596)
February 15, 2005 - common stock issued for stock options at $0.54	143,056	14	77,236	-	-	-	77,250
February 25, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	-	-	-	15,000
April 7, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	-	-	-	15,000
April 8, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	-	-	-	45,000
May 17, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	-	-	-	45,000
June 28, 2005 - common stock issued for consulting at $0.36	166,667	17	59,983	(60,000)	-	-	-
July 5, 2005 - common stock issued for stock options at $0.36	186,111	19	66,981	-	-	-	67,000
July 22, 2005 - common stock issued for stock options at $0.36	55,556	6	19,994	-	-	-	20,000
July 26, 2005 - common stock issued for stock options at $0.36	138,889	14	49,986	-	-	-	50,000
August 10, 2005 - common stock issued for stock options at $0.36	109,722	11	39,489	-	-	-	39,500
July 13, 2005 - common stock issued for private placement at $0.36	152,778	15	54,985	-	-	-	55,000
July 12, 2005 - common stock issued for consulting services at $0.36	5,555,556	556	1,999,444	(2,000,000)	-	-	-
Stock-based compensation	-	-	743,500	-	-	-	743,500
Unrealized gain on available-for-sale securities	-	-	-	-	-	1,112	1,112
Deferred compensation expense	-	-	-	520,208	-	-	520,208
Rounding adjustment	-	(1)	1	-	-	-	-
Net loss	-	-	-	-	(1,842,055)	-	(1,842,055)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13,
	Year ended	Year ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006
OPERATING ACTIVITIES
Net loss	$ (2,954,033)	$ (1,842,055)	$ (16,044,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100,320	320	132,142
Fees and services paid for with shares	1,882,517	520,209	4,896,678
Loss on settlement of debt	-	-	302,500
Stock-based compensation	66,600	743,500	1,980,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	600,000	-	763,000
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	80,000	-	206,876
Equity loss from Avalon Energy Corporation	-	-	1,394,280
Write-down of investment in Avalon Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	-	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	(32,438)	51,729	317,958

CASH FLOWS USED IN OPERATING ACTIVITIES	(257,034)	(526,297)	(3,254,905)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	(100,000)	(80,000)	(306,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Avalon Energy Corporation	-	-	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(100,000)	(80,000)	(246,274)

FINANCING ACTIVITIES
Increase in bank overdraft (repayment)	(52)	52	-
Net advances from related parties	257,733	175,399	707,076
Net proceeds on sale of common stock	106,900	428,750	2,801,650
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	364,581	604,201	3,508,726

NET DECREASE IN CASH	7,547	(2,096)	7,547
CASH, BEGINNING OF YEAR	-	2,096	-
CASH , END OFYEAR	$ 7,547	$ -	$ 7,547

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 1,388,889 post-reverse split restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split (refer Note 7) and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. The Company will be involved in the development, production, financing and packaging of innovative film and television programming.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,044,053 and at December 31, 2006 had a working capital deficiency of $349,885.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, available-for-sale securities, amounts due from Legacy Mining Ltd., accounts payable and accrued liabilities, amounts due to Avalon Energy Corporation, and due to related parties.  Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The fair value of the Company’s available-for-sale securities is estimated based on their market value.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Available For Sale Securities – Related Party

The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each reporting period.  As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized.  However, if there is a permanent decline in the market value of available-for-sale securities, this permanent market value adjustment is taken into income in the period.

Website Development Costs

The Company has adopted the provisions of EITF No.00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase are expensed as incurred.  The website development costs will be amortized straight line over a 3-year period.  In connection with the change of business focus, the Company accelerated the amortization of these costs resulting in the costs being fully amortized as at December 31, 2006 (refer to Note 5).

Revenue Recognition

The Company recognizes revenue from its online gaming business in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”.  Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is delivered or service is made, and collectibility is reasonably assured.  Revenues are earned based on rake splits established in contracts and can vary depending on the agreement with the licensor.  When a player joins a game, they are immediately charged a non-refundable rake fee.  Accordingly, the Company recognizes rake revenue at the time a player joins a game.  In addition, the Company recognizes revenues and costs from its Online Casino once a player loses or gains the wager.  Allowances for non-collection of revenues will be made when collectibility becomes uncertain.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Loss per common share figures, as presented, has been restated to reflect the reverse stock split as described in Note 7.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”).  Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.  The results for the prior periods have not been restated.

The Company’s results of operations for the year ended December 31, 2006 were no different than if the Company had not adopted SFAS 123R because (i) all previously granted stock options had fully vested as at December 31, 2005, (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R, and (iii) the Company did not modify any previously existing stock options.  As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended December 31, 2006.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the comparative year ended December 31, 2005 using the assumptions as described in Note 7:

Years ended
December 31, 2005

Net loss	As reported	$ (1,842,055)
Additional SFAS No.123 compensation expense		(109,500)

Net loss under SFAS No.123	Pro-forma	$ (1,951,555)

Basic net loss per share under SFAS No.123	Pro-forma	$ (0.01)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The adoption of this statement did not have a significant effect on the Company’s financial position or results of operations..

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for interim periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTY

The Company owns common shares of Avalon Energy Corporation (“Avalon”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Avalon.  During 2006 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $569  (2005 – unrealized gain of $1,112), which was recorded as other comprehensive income (loss).  As at December 31, 2006, the Company owns 10,351 shares of Avalon’s common stock with a market value of $1,087 (2005 - $1,656).

NOTE 4 – RESOURCE PROPERTIES

Second Chance Claims

On October 10, 2004, the Company entered into an agreement with Lee Holland (“Holland”), to acquire from Holland a 90% ownership of the Second Chance claims (the “Claims”) located in the Ester Creek area of Alaska for: (i) $2,000 plus 100,000 restricted Rule 144 shares of common stock valued at $6,000; (ii) $2,000 per month between November 10, 2004 and February 10, 2005 for a total of $8,000. Under the terms of the agreement, Holland retained a 10% non-assessable interest in the Claims.

On October 11, 2005, the Company entered into an agreement with Legacy Mining Ltd. (“Legacy”), a company with directors in common, whereby the Company sold its full 90% ownership interest of Ester Creek area claims including the Second Chance claims in exchange for 750,000 restricted shares of Legacy’s common stock valued at $1.

Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent.  The Company paid a Cdn $5,000 fee to a third party to commence the process of acquiring a thirty (30) year prospecting permit from the Niger Ministry of Mines.  The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  As at December 31, 2006, the prospecting permit has not been issued.  During 2006, the Company issued the 1,666,667 non-refundable post reverse-split shares with a value of $600,000. As per the memorandum of understanding, the Company has been unable to attain the Prospecting Permit from the African Government and management has decided to abandon this project and expensing .

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT

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

The total consideration to be paid to Arc2 by the Company was as follows:

(a)

Initial fee: The Company agreed to pay Arc2 , under the original SSL Agreement, a one-time, non-refundable license acquisition website and development fee in the amount of $100,000, $80,000 due upon execution (paid) and $20,000 would be due upon launch of the live website where players are able to play on the site for real money.  The Company negotiated with Arc2 who agreed to accept the $80,000 as payment in full payment (see below).

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

(b)

Monthly license fee: The Company agreed to pay Arc2 an ongoing monthly fee based on a monthly amount equivalent to 28% of the net monthly revenue generated by the website.

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

(c)

Payment for consulting fees: Upon the signing of this agreement, the Company issued 5,555,556 post reverse-split Rule 144 restricted shares of its common stock with a fair value of $2,000,000 to Arc2 and its designees.  This amount has been recorded as deferred compensation as a separate component of stockholders’ deficit and is amortized using the straight-line method as consulting expenses over the three-year term of the SSL Agreement.  As a result of the Company’s change of business, these services are no longer required and have no future benefit.  Accordingly, during 2006, the Company recorded consulting fees of $1,666,667 being the full balance of the amounts previously deferred as at December 31, 2005.

(d)

Payment for development costs: The Company would be responsible for all of the remaining costs in connection with the development of the online gaming website.

The website, where people are able to play with and for “play money” or “play for free”, was launched in September 2005.  This first “play for free” phase is intended to draw players while the live version, where players are able to play on the site for cash, is being developed.  The live version was launched in January 2006. The Company receives revenues for hosting games between players by collecting a percentage (rake) from each real money pot.

On January 12, 2006, the Company entered into an amended Licensing Agreement with Arc2 titled Internet Poker Room, Casino and Sportsbook Software Licensing Agreement (“Amended SSL Agreement”).  The Amended SSL Agreement will provide the Company access to a broader base network of players online for poker games in addition to new software for casino table games such as Blackjack, Roulette, Baccarat, Craps, Slot Machines and Video Poker.  The casino software is available in several different languages such as French, Italian, Japanese, Korean, German, Chinese, Turkish and Spanish.  Although the sportsbook software is included, it will not be utilized at this time.  The original term of the Amended SSL Agreement is for 36 months followed by automatic 2 year renewals which may be terminated by either party.  The Company originally intended to amortize the software license acquisition fee over the 36 month initial term.  However, as a result of the change in business, these costs were fully amortized during 2006 as they are estimated to have no useful life beyond December 31, 2006.  (See Note 12)

Under the Amended SSL Agreement, consideration paid to Arc2 by the Company was modified as follows:

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

DECEMBER 31, 2006 and 2005

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

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

A notice has been posted on our website, www.goldenspiritpoker.com, informing players of the new legislation. Currently our site no longer accepts registrations or monetary deposits from U.S. players.  They may, however, continue playing on our “for fun” site.

Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management has decided to discontinue its online gaming operations (See Note 12).

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

On June 26, 2006, the Company sponsored Mr. Rose in the amounts of $1,500 and $2,000 for two tournaments at the 2006 World Series of Poker.  It has been agreed that any monetary winnings from the above mentioned tournaments will firstly be used to repay Golden Spirit Poker for the buy-in fees used to enter Mr. Rose into the tournaments and secondly, will be split.50:50 between Mr. Rose and the Company.  Mr. Rose also agrees to help promote the Company by wearing clothing with the Company’s logo during the WSOP events.

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

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

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

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,666 post reverse-split restricted shares of the Company’s common stock.  To December 31, 2006, a total of $46,250 (December 31, 2005 - $16,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 5).  To December 31, 2006, a total of $2,000,000 (December 31, 2005 - $333,333) has been expensed.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To December 31, 2006, a total of $175,000 (December 31, 2005 - $72,910) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To December 31, 2006, a total of $21,390 has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To December 31, 2006, a total of $34,370 has been expensed.

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

On June 1, 2006, the Company announced a one for eighteen (1:18) reverse stock split of all of the Company’s outstanding common stock without any change in par value for the shares of common stock.  The capitalization of 500,000,000 shares with a par value of $0.0001 per share remains the same after the reverse stock split.  Shareholder approval was obtained to affect the reverse stock split and on June 6, 2006 the Company filed a certificate with the Secretary of State of Delaware authorizing the 1:18 reverse stock split.  The reverse stock split became effective June 30, 2006.  All previous references to shares of common stock and weighted average common shares outstanding have been restated to give affect to the 1:18 reverse stock split unless otherwise stated.

(1)

2006 Stock Transactions

During the year ended December 31, 2006, the Company issued:

(a)

906,371 post reverse split common shares on exercise of options granted pursuant to the Company’s 2005 and 2006 Stock Incentive and Option Plans at prices ranging from $0.09 per share to $0.54 per share for total proceeds of $293,190 of which $106,900 was received in cash and $186,290 was received by way of settlement of amounts previously owing to the option holders.

(b)

1,666,667 post reverse-split restricted Rule 144 shares of the Company’s common stock pursuant to a memorandum of understanding dated April 4, 2005 with a private corporation in connection with the Niger Property transaction (Refer to Note 4).

(c)

116,667 post reverse-split restricted Rule 144 shares of the Company’s common stock with a fair value of $28,000 to two individuals for advisory board and other services.

(d)

972,222 post reverse-split restricted Rule 144 shares of the Company’s common stock with a fair value of $192,500 in connection with two prepaid service contracts (refer to Note 6).

(2)

2005 Stock Transactions

During the year ended December 31, 2005, the Company issued:

(a)

855,555 post reverse split common shares on exercise of options granted pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.36 per share to $0.48 per share for total proceeds of $373,750.

(b)

152,778 post reverse-split shares of the Company’s common stock at $0.36 per share in connection with a private placement for proceeds of $55,000.

(c)

166,666 post reverse-split restricted Rule 144 shares of the Company’s common stock with a fair value of $60,000 in connection with a prepaid investment banking services contract (refer to Note 6).

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

(d)

5,555,556 post reverse-split restricted Rule 144 shares of the Company’s common stock with a fair value of $2,000,000 in connection with the SSL Agreement with Arc2 (refer to Note 5).

(3)

2006 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.08%
Expected volatility	136%
Expected option life	1 year

NOTE 7 – CAPITAL STOCK (continued)

(3)

2006 - Stock Options (continued)

(b)

During 2006, the Company granted a total of 1,102,778 post reverse split, 5 year common stock options at exercise prices ranging from $0.09 per shares to $0.36 per share.  The Company recognized stock-based compensation of $66,600 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)

The Company’s stock option activity (presented on a post reverse split basis) is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	1,111	$ 1.08	3.04 years
Granted during 2005	2,008,333	0.45
Cancelled during 2005	(166,667)	0.36
Exercised during 2005	(855,555)	0.44
Balance, December 31, 2005	987,222	0.49	4.25 years
Granted during 2006	1,102,778	0.11
Exercised during 2006	(906,371)	0.32
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years

(d)

On January 27, 2006 and September 11, 2006, the Company filed Registration Statements on Form S-8 to cover a total of 4,800,000 post reverse-split shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan

(4)

2005 - Stock Options

(a)

The fair value of the common stock options granted during 2005 was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.838%
Expected volatility	240%
Expected option life (in years)	5

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

(b)

During 2005, the Company granted a total of 2,008,333 post reverse split, 5 year common stock options at exercise prices ranging from $0.36 per share to $0.54 per share.  Of these options, a total of 219,444 were granted to employees and 1,788,889 were granted to consultants.  The stock options granted to employees vested immediately upon grant.  The Company recognized stock-based compensation of $743,500 in accordance with SFAS 123 which represented the fair value of the options granted for consulting services rendered by consultants to the Company.  The 219,444 stock options granted to employees were valued at $ 109,500 which has been recorded on a pro-forma basis and is disclosed in Note 2.

(c)

On January 12, 2005 and June 13, 2005, the Company filed Registration Statements on Form S-8 to cover a total of 2,111,111 post reverse-split shares of common stock to be granted pursuant to the Company’s 2005 Stock Incentive and Option Plan

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2006, companies controlled by significant shareholders earned $30,000 (2005 - $87,882) pursuant to investment banking services contracts (refer to Note 6).

During 2006, private companies controlled by significant shareholders earned $102,090 (2005 - $58,749) pursuant to investor relations services contracts (refer to Note 6).

During 2006, the Company paid $8,433 (2005 - $12,227) to two directors for management fees.

During 2006, the Company incurred expenses for office rent of $22,171 (2005 - $22,173) to a private company controlled by a significant shareholder.

At December 31, 2006, a total of $212,054 (December 31, 2005 - $167,291) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At December 31, 2006, a total of $20,082 (December 31, 2005 - $16,029) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	December 31, 2006	December 31, 2005

Significant shareholders	$ 109,875	$ 82,142

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

DECEMBER 31, 2006 and 2005

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

NOTE 10 – INCOME TAXES

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $16,800,000 that may be available to reduce future years' taxable income and will expire between the years 2007 - 2026.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Loss before income taxes	$ (2,954,033)	$ (1,842,055)
Combined federal and state corporate tax rate	42.7%	42.7%

Expected tax expense (recovery)	(1,261,000)	(787,000)
Non-deductible stock based compensation	28,000	317,000
Unrecognized loss carry forward and other	1,233,000	470,000

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2006	2005

Non-capital loss carry forwards	$7,190,000	$5,957,000
Valuation allowance	(7,190,000)	(5,957,000)
Net deferred tax asset	$-	$-

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended December 31, 2006 and 2005 for:	2006	2005

Interest	$ -	$ -

Income taxes	$ -	$ -

During the year ended December 31, 2006:

The Company issued 972,222 post reverse-split restricted common shares with a fair value of $192,500 for prepaid consulting service agreements, 116,667 post reverse-split restricted common shares with a fair value of $28,000 for advisory board and other services and 1,666,667 post reverse-split restricted common shares with a fair value of $600,000 in connection with Niger property acquisition.  The Company also received proceeds on the exercise of certain stock options totalling $186,290 by way of settlement of amounts previously owing.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES  (continued)

During the year ended December 31, 2005:

The Company issued 5,555,556 post reverse split common shares with a fair value of $2,000,000 for prepaid marketing and management fees in connection with the development of the Company’s online gaming website, as described in Note 6 which has been recorded as deferred compensation.

NOTE 12 – SUBSEQUENT EVENTS

On February 1, 2007, a total of 170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

Effective April 15, 2007, the Company’s online gaming operations will be discontinued.  Notice has been given to Arc 2 Entertainment for the termination of the “Amended SSL Agreement” (See Note 5).

Item 8.  Changes in and Disagreements with Accountants.

Previous Independent Accountants

On December 5, 2006, the Company dismissed DMCL as its independent registered public accounting firm. The Company’s Board of Directors approved the decision to change independent accountants.

The report of DMCL on the consolidated financial statements as of and for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company’s ability to continue as a going concern. The report of DMCL on the consolidated financial statements as of and for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company’s ability to continue as a going concern.

In connection with their audits for the years ended December 31, 2004 and December 31, 2005 and through the subsequent interim periods preceding the change there have been no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCL would have caused them to make reference thereto in their reports on financial statements for such years.

The Company has requested DMCL to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.

New Independent Accountants

On December 5, 2006, the Company engaged LLB as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with, and including, the quarter ended December 31, 2006. The Company’s Board of Directors made the decision to engage LLB and that decision was approved and adopted.  The Company has not consulted with LLB during its two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principle to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that LLB concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

In deciding to select LLB, the Company’s Board of Directors considered LLB’s experience and expertise related to public companies as well as reviewed auditor independence issues and existing commercial relationships with LLB. The Board of Director’s concluded that LLB has no commercial relationship that would impair its independence and had the appropriate expertise that the Company required regarding its current operations.

DMCL had been the Company’s independent registered public accounting firm since 2001. The Board of Directors and the Company thank DMCL for its service to the Company over the past 5 years. The Audit Committee and the Company believe DMCL consistently provided quality services to the Company. The Company expects to similarly receive long-term quality service from LLB.

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

CHANGES IN INTERNAL CONTROLS

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CODE OF ETHICS

We intend to adopt a code of ethics in 2007 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

                                  Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Robert Klein

429 West 41st

    59

President

/Director

                                    March 16, 2001

Vancouver, B.C.

V7S 2V6

Carlton Parfitt

    40

Secretary/Treasurer/Director

     November 30, 2004

Suite 801

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

Transactions with Promoters.

On October 1, 2004, the Company entered into an agreement with Holm Investments Ltd. ("Holm") a private company controlled by a shareholder, for a three year term, whereby the private company will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company's common stock.

Item 10.  Executive Compensation.

Directors' Compensation: A total of $8,433 (2005-$12,227) was paid to two directors in cash for the year ended December 31, 2006.

Stock-based Compensation . During the year ended December 31, 2006, $66,600 (2005-$743,500) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock-based compensation in 2007.

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

Beneficial Owner

Beneficial Owner

Common Stock

--------------------------------------------------------------------------------------------------------------------------

Common Stock

CEDE & Co. (1)

6,464,514

41.6%

The Depository Trust Co.

P.O. Box 222 Bowling Green Station

New York, New York 10274

(1) In 2001, we requested a listing of Non-Objecting Beneficial Owners, commonlyreferred to as a NOBO List. According to the NOBO List, there were no holders of more than 5% of our issued and outstanding shares.  Currently we do not know who the beneficial owners of these shares are.

Security Ownership by Management.  As of December 31, 2006, our directors, Robert Klein owned 5,000 shares and Carlton Parfitt owned 100,000 shares for and aggregate total of 250,000 shares or 0.10% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,666 post reverse-split restricted shares of the Company’s common stock.  To December 31, 2006, a total of $46,250 (December 31, 2005 - $16,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing y>and management services to be provided over the 3-year term of the Agreement.  To December 31, 2006, a total of $2,000,000 (December 31, 2005 - $333,333) has been expensed.

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To December 31, 2006, a total of $175,000 (December 31, 2005 - $72,910) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To December 31, 2006, a total of $21,390 has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To December 31, 2006, a total of $34,370 has been expensed.

At December 31, 2006 and 2005, the following amounts are due to related parties:

	2006	2005
Significant shareholders	$ 109,875	$ 82,142

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

2005: $25,573

2006: $16,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

.

Item 14.  Exhibits

a) Exhibits

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief Executive Officer

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief Financial Officer

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief Executive Officer

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief Financial Officer

b) Form 8-K:

(i) Reports on Form 8-K dated April 18, 2006 with respect to the termination of a material definitive agreement with respect to the acquisition of 4 of a Kind Enterprises.

(ii) Reports on Form 8-K dated June 30, 2006 with respect to the corporate name change and the reverse stock-split.

(iii) Reports on Form 8-K dated November 24, 2006 with respect to the change of auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned,

thereunto duly authorized, on March  30  , 2007.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

By:

/s/Robert Klein

Robert Klein

Its:

President and a Director

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Klien

March 30, 2007

Robert Klein

President and a Director

/s/Carlton Parfit                                    March 30, 2007

Carlton Parfitt

Director