Form 10QSB
period 2007-03-31
Golden Spirit Enterprises Ltd.
filed 2007-05-15
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED

March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2007 there were 15,698,624 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................................................

   1 - 12

Item 2.   Management's Discussion and Analysis or Plan of Operation...........

        13

Item 3.   Controls and Procedures....................................................................

        24

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................

         24

Item 2.   Changes in Securities and Use of Proceeds......................................

         25

Item 3.   Defaults Upon Senior Securities.......................................................

         27

Item 4.   Submission of Matters to a Vote of Security Holders.......................

         27

Item 5.   Other Information.............................................................................

         27

Item 6.   Exhibits and Reports on Form 8-K....................................................

         30

SIGNATURES.................................................................................................

         30

=========================================================================================================================================

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................... 6-12

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007 (unaudited)	2006

ASSETS
CURRENT ASSETS
Cash	$ 22,822	$ 7,547
Sales tax receivable	3,683	2,966
Available-for-sale securities	776	1,087
Prepaids & Deposits	31,663	20,464

	58,944	32,064

DUE FROM LEGACY MINING LTD.	20,082	20,082
FURNITURE AND EQUIPMENT, net of depreciation of $7,118 (2006-$7,038)	347	427

	79,373	52,573

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 47,129	$ 57,020
Due to Avalon Energy Corporation	238,483	215,054
Due to related parties	149,578	109,875

	435,190	381,949

CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
15,698,624 (2006 – 15,528,624) common shares	1,571	1,553
Additional paid-in capital	16,969,526	16,726,244
Deferred compensation	(127,573)	(150,490)
Deficit accumulated during the development stage	(17,198,346)	(16,905,999)
Accumulated other comprehensive loss	(995)	(684)

	(355,817)	(329,376)

	$ 79,373	$ 52,573

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			Results of operations from

			September 13,
			1993 (inception)
	Year Ended	Year Ended	to March 31,
	March 31, 2007	March 31, 2006	2007

REVENUES
Processing fees	$ -	$ -	$ 98,425
GamingRevenue	43	7,880	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
	43	7,880	167,449
COST OF SALES
Poker royalties and processing fees	2,941	2,036	30,517

GROSS PROFIT (LOSS)	(2,898)	5,844	136,932
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	3,498	600	92,165
Consulting fees	251,344	174,167	7,236,992
Depreciation and amortization	80	80	132,222
Exploration costs	-	-	241,754
Investor relations	-	35,213	694,503
Loss on settlement of debt	-	-	302,500
Management fees	2,133	1,948	378,447
Office and general	13,894	13,830	481,707
Poker Sponsorships	-	9,000	52,500
Professional fees	10,378	11,793	559,077
Travel and accommodation	6,945	4,447	221,724
Wages and salaries	1,177	476	240,884
Write-off of website development costs	-	80,000	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-off of other assets	-	-	265,886
	289,449	331,554	14,953,638
LOSS BEFORE THE FOLLOWING:	(292,347)	(325,710)	(14,816,706)
EQUITY LOSS FROM AVALON	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN AVALON	-	-	(313,301)
LOSS ON SALE OF SECURITIES	-	-	(26,178)
DILUTION GAIN – LEGACY	-	-	334,087
PROPERTY OPTION LOSS	-	(600,000)	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978
NET LOSS	$ (292,347)	$ (925,710)	$ (16,336,400)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.07)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	15,637,500	12,774,379

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			September 13,
	Year ended	Year ended	1993 (inception)
	March 31,	March 31,	to March 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$ (292,347)	$ (925,710)	$ (16,336,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80	80	132,222
Fees and services paid for with shares	22,917	208,688	4,919,595
Loss on settlement of debt	-	-	302,500
Stock-based compensation	228,000	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	600,000	763,000
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	80,000	206,876
Equity loss from Avalon Energy Corporation	-	-	1,394,280
Write-down of investment in Avalon Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	-	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	(21,807)	(27,329)	296,151

CASH FLOWS USED IN OPERATING ACTIVITIES	(63,157)	(64,271)	(3,318,062)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	(100,000)	(306,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Avalon Energy Corporation	-	-	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	(100,000)	(246,274)

FINANCING ACTIVITIES
Increase in bank overdraft (repayment)	-	(11)	-
Net advances from related parties	63,132	110,282	770,208
Net proceeds on sale of common stock	15,300	54,000	2,816,950
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	78,432	164,271	3,587,158

NET INCREASE IN CASH	15,275	-	22,822
CASH, BEGINNING OF YEAR	7,547	-	-
CASH , END OFYEAR	$ 22,822	$ -	$ 22,822

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES (See Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 25,000,000 restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. The Company will be involved in the development, production, financing and packaging of innovative film and television programming.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,336,400 and at March 31, 2007 had a working capital deficiency of $376,246.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2006 referenced in the 10-KSB.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2- BASIS OF PRESENTATION  (continued)

preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

The Company owns common shares of Avalon Energy Corporation (“Avalon”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Avalon.  During 2006 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $569  (2005 – unrealized gain of $1,112), which was recorded as other comprehensive income (loss).  As at March 31, 2007, the Company owns 10,351 shares of Avalon’s common stock with a market value of $776 (December 31, 2006 - $1,087).

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

Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent.  The Company paid a Cdn $5,000 fee to a third party to commence the process of acquiring a thirty (30) year prospecting permit from the Niger Ministry of Mines.  The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  During 2006, the Company issued the 1,666,667 non-refundable post reverse-split shares with a value of $600,000.  As at March 31, 2007, the prospecting permit has not been issued.

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

March 31, 2007

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

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

March 31, 2007

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

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

Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management has decided to discontinue its online gaming operations.

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

March 31, 2007

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

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

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,666 post reverse-split restricted shares of the Company’s common stock.  To March 31, 2007, a total of $53,125 (December 31, 2006 - $46,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 5).  To March 31, 2007, a total of $2,000,000 (December 31, 2006 - $2,000,000) has been expensed.

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To March 31, 2007, a total of  $175,000 (December 31, 2006 - $175,000) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To March 31, 2007, a total of $30,557 (December 31, 2006 - $21,390) has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To March 31, 2007, a total of $ 41,250 (December 31, 2006 - $34,370) has been expensed.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

(1)

2007 Stock Transactions

During the three months ending March 31, 2007, the Company issued:

(a) 170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

(2)

2007 Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.95%
Expected volatility	136%
Expected option life	1 year

Pursuant to the Company’s 2006 Stock Option Plans, 3,800,000 post reverse-split options were granted on March 1, 2007 at $0.10 per share.  The options were granted to employees, directors and consultants.  During the three months ended March 31, 2007, the Company expensed the fair value of $228,000 for these options which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 1 year; risk-free interest rate of 4.95%; expected dividend yield of 0% and expected volatility of 136%.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, companies controlled by significant shareholders earned $6,875 (2006 - $7,500) pursuant to investment banking services contracts (refer to Note 6).

During the three months ended March 31, 2007, private companies controlled by significant shareholders earned $Nil (2006 - $25,521) pursuant to investor relations services contracts (refer to Note 6).

During the three months ended March 31, 2007, the Company paid $2,133 (2006 - $1,948) to two directors for management fees.

During the three months ended March 31, 2007, the Company incurred expenses for office rent of $5,332 (2006 - $5,355) to a private company controlled by a significant shareholder.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

At March 31, 2007, a total of $237,928 (December 31, 2006 - $212,054) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At March 31, 2007, a total of $20,082 (December 31, 2006 - $20,082) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	March 31, 2007	December 31, 2006
(unaudited)
Significant shareholders	$ 149,578	$ 109,875

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

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the three months ended March 31, 2007 and 2006 for:	2007	2006

Interest	$ -	$ -

Income taxes	$ -	$ -

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (continued)

During the three months ended March 31, 2007:

The Company received proceeds of $15,300 for the exercise of 170,000 post reverse-split restricted common shares.

NOTE 11 – SUBSEQUENT EVENTS

During April 2007, a total of 820,000 post reverse-split options, pursuant to the 2006 and 2005 Stock Option Plan, were exercised at prices of $0.09 and $0.10 per share for total consideration of $76,300.

Effective April 15, 2007, the Company’s online gaming operations will be discontinued.  Notice has been given to Arc 2 Entertainment for the termination of the “Amended SSL Agreement” (See Note 5.)

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

Item 1. Description of Business.

Our Background. Golden Spirit Enterprises Ltd., formerly Golden Spirit Gaming Ltd., formerly Golden Spirit Mining Ltd., formerly Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 702 Kentucky Street, Suite 541, Bellingham, Washington 98225.

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

During the three months ended March 31, 2007, management has decided to cease its online gaming operations.  Since then, the following events have occurred:

PROJECTS IN POST-PRODUCTION

“TALES OF RAIN AND MAGIC” – is currently in post-production

Synopsis:

Misty lives with her opera singer grandmother and her orphaned cousin Rain in a charming small town along the banks of a river. Sent by her parents at an early age to study Sichuanese opera with her grandmother, Misty enjoys an idyllic and carefree childhood. At the age of four, she learns that her mother died while taking photographs of a mountain known as “Goddess Peak”, which begins Misty’s fascination with the legend of the same name. She and her cousin Rain spend many happy hours exploring a nearby cave and hoping for a glimpse of the goddess said to inhabit it. Several years later, Misty is distraught to learn of her father’s remarriage. She returns to the cave but instead of finding the goddess, she runs into her great-uncle, who happens to be in the cave taking photographs.  Great-uncle begins teaching Misty the art of photography, just as he taught her mother many years before. Photography brings Misty closer to the memory of her mother, and she soon develops a passion for taking photos.

Grandmother’s favorite student is a lovely young girl named Spring. Spring is an aspiring opera singer and an admirer of Misty’s older cousin Rain. As Misty reaches adolescence and begins experiencing physical and emotional changes, she also becomes aware of the blossoming romance between Rain and Spring. This presents a problem, for Misty is also secretly in love with her cousin Rain. Her jealously leads her to snap a photo of Spring and Rain in a very compromising position and post it for everyone in the village to see. This act leads to a series of unforeseen consequences that will change Misty’s life forever...With its stories of wind and water, rain and magic, love and loss, the film unfolds like a charming fairytale.

PROJECTS IN PROGRESS

“THE CABIN” – is currently in pre-production.

The Company will act as Distributor for this high energy horror film about five beautiful university students who decide to spend a “girls only” weekend at a remote picturesque rustic cabin only to learn that there is an evil entity lurking in the Cabin that wants them to stay forever and does not intend for them to leave alive.

Synopsis:

The ad simply read; “The perfect place. Rustic 19th century log cabin with luxurious 21st century amenities. Historic location. Details upon request.” Josie knew right away that this was, as the ad read, the perfect place for the Delta Phi Sister annual study week retreat. A bit unsettling that the ad had mysteriously popped up in the Craig’s List ‘Vacation wanted’ section at the very moment Josie was ready to close the already thoroughly perused daily listings.

The friends decide to make it a ‘girls only’ getaway, and after some not so gentle persuading of their somewhat promiscuous friend Heather, they all agree and catch a ferry to New Haven Island off the coast of Maine. Unbeknownst to the group, Heather secretly informs her boyfriend and his Omega friends of the location of the remote cabin.

On the ferry ride over, the girls meet a mysterious and slightly creepy old man who gives them a ‘token of protection’ against what he eerily refers to as ‘The Haunting’. He informs the girls that nearly two hundred years ago, an evil coven of witches were burned at the stake by the priests of the Christian church. Their bones were ferried over to New Haven Island and entrusted to a ‘Keeper’ who built a sanctified burial ground for the bones of the burnt witches and swore an oath of eternal secrecy and protection of the bones to the church. The cabin has, over the centuries, been believed to be the eternal battleground for a mutual and unholy vendetta between the witches and the Christian priests. Undaunted and skeptical, the girls decide to press on, determined that the old guy was more than just a little insane and that the idea of some clash of the spirits is just a little too far fetched. The “girls only” weekend is shortly crashed by the arrival of the Alpha Omega boys.  Amidst the steam of the hot tub truth or dare sessions, strip shooter games and secret midnight ‘girl swapping’, the group discovers a Ouija board amongst the board games left in the cabin and enter themselves into a dangerous game of black magic, revenge and blood sacrifice.

“THE BROTHERHOOD OF THE PHOENIX” – is currently in pre-production.

The Company will act as distributor for this high concept action drama that deals with a CIA operative who is called upon to work with an infamous international arms dealer that he has been tracking for years, in an effort to rescue this daughter from an ultra-radical terrorist group who are demanding to be given the secret plans for a biological weapon of mass distribution in exchange for her freedom.

Synopsis:

When Sabella Phoenix Zahra, the only daughter of infamous, international arms dealer Asim-Abdul Zahra is kidnapped by an ultra-radical terrorist group known as Black Fist, he realizes he has only two choices; give the terrorists the secret plans for a biological weapon of mass destruction that they plan to unleash on the United States and Britain or try and enlist the help of CIA agent Arlen Atkinson, the very man who’s been trying to bring him to justice for a decade.

Arlen is woken in the middle of the night by a phone call from Asim, who informs him of the situation, suggesting the two work together in an effort to rescue his daughter while at the same time, eliminating a very real threat to the safety of the United States. Arlen is torn between his desire to bring down this dangerous arms dealer and his sworn duty to faithfully protect the sovereignty of his country from a potentially catastrophic biological attack.  Choosing the lesser of two evils, Arlen contacts longtime friend, Captain Cole Herrick, commander of the ultra-secret anti-terrorism group known as The Nine.

Captain Herrick begins assembling his group of nine operatives from their various assignments around the world and begins the planning and training operations for a covert mission into the heavily fortified Indonesian jungle where Black Fist makes it’s headquarters. Having mixed feelings about his team being used to help an arms dealer who’s long been supplying the very weapons responsible for killing thousands world wide, including some of his own operatives, he informs his team that after the rescue of the girl and the disposal of Black Fist, they will bring Asim to justice.

The team penetrates the heavily guarded jungle fortress with very little resistance and is able to successfully retrieve Sabella quite easily… maybe a little too easily. On the way out, however, the team seems to be getting ambushed at every turn and it begins to become more and more apparent that there is a mole among The Nine working for Black Fist.  While deep inside enemy territory and Black Fist aware of their every move, Captain Herrick and The Nine must use every ounce of their training and instinct to get themselves and Sabella out alive. Rick and The Nine must use every ounce of their training and instinct to get themselves and Sabella out alive.

“AMAZING SUPER BUDDIES” – is currently in production.

The Company will act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. The entire first series will consist of one pilot and twenty-five episodes, each having a length of twenty-two minutes. The ASB: Power Force Series is intended for distribution in Video/DVD/Television markets worldwide.

Synopsis:

After saving their world from the crystal hunting space villain Gor Vandall and his ravaging robot army, the Power Force are granted permission to explore the Universe on a mission of “Knowledge, Peace and Good Times”, First stop on their incredible inter-galactic tour is Earth, where the Power Force learn all about the wonders of the World, one country per episode. But all is not what it seems... Little do the Power Force realize that their old nemesis and co-founder, Gor Vandall is still alive and on the hunt! Determined to destroy the order of the Power Force and reunite the lost piece of the “Crystal of the Ages”, Gor will stop at nothing to attain his objectives. Only their superior skills and teamwork can save the daring buddies for Gor and his “all powerful” knowledge vacuum as they explore the countries of Earth on their quest for knowledge, peace and good times. More information on the Series and its characters can be seen at www.amazingsuperbuddies.com.

“THE MISTS OF TIME” – is currently in pre-production.

The Company will be co-producing this love story to be filmed mainly in Shanghai, China in late 2007 or early 2008. This dramatic film is set during the Japanese occupation of Shanghai.

Synopsis:

Set in the 1930’s Shanghai, a train from Harbin steams in, with crowds of Russians and Chinese disembarking.  Amongst them a young ballet dancer named Ninushka.  At the same time a small boat from Hong Kong docks in the harbour.  Mathias, a Chinese-European, visibly unkept crosses the gangway and disappears into the crowd.

Ninushka, the dancer, and Mathias, the illusionist, begin working at La Laterne, a very large, notorious casino and dance club in Shanghai. The elegant Europeans and Chinese are a part of their prestigious clientele.  This is where Ninushka and Mathias meet and fall deeply in love.

The bombing of Shanghai and the Japanese invasion destroy everything that Mathias and Ninushka have, arresting Mathias in the process.  This is the last time that Mathias and Ninushka see each other for a very long time. She continues to appear at La Laterne, refusing to accept his death as long as she hasn’t seen his body.

To escape from the occupation, Ninushka decides to accept the offer from the Russian Consulate to return to the motherland.

Sixty years pass and a train arrives in present day Shanghai Station from Moscow, a beautiful, older woman steps off the train. At the same time a boat from Hong Kong arrives in the harbour with Mathias, sixty years older, still dressed in white with his dark rimmed glasses. But this time someone is waiting for him, Ninushka.

History is repeating itself.

Prior Business. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with our internet activities we decided to abandon this business and commencing in 2003 instead pursue opportunities in mineral exploration and development

We had limited success with both our internet activities and our mineral exploration and development activities. In mid 2005, management of the Company decided to focus on online gaming and in June 2006, the Company decided to diversify its business by adding film production and distribution.  Since then, management of the Company has decided to cease its online gaming operations due to the passing of the “Unlawful Internet Gambling Enforcement Act of 2006”, by the US Congress in September 2006.  The Company’s focus will now be in the development, production, financing and packaging of innovative film and television programming

Our Investment in Avalon Energy Corporation

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

Effective December 31, 2005, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive income for the year.  As at December 31, 2005, the Company owns 10,351 shares of Avalon's common stock with a fair value of $1,656. Effective December 31, 2006, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities which was recorded as comprehensive loss for the year, the carrying value at December 31, 2006 was $1,087. As at March 31, 2007, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities which was recorded as comprehensive loss for the period.  The carrying value at March 31, 2007 is $776 (December 31, 2006 - $1,087).

Our Mineral Properties:

 (i) Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent. The Company paid a Cdn $5,000 consultant fee to a third party to commence the process of acquiring a prospecting permit from the Niger Ministry of Mines, which will be valid for thirty (30) years. The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  As at December 31, 2006, the prospecting permit has not been issued.  To March 31, 2007, the Company has issued 1,666,667 of the non-refundable post reverse-split shares with a fair value of $600,000.  In accordance with the memorandum of understanding, the Company was to attain a Prospecting Permit from the African Government. The Company has been unable to attain the permit and management has decided to abandon the project, resulting in a charge to operations of $600,000 in 2006.

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

On December 31, 2003, the Company’s interest in Legacy was reduced from 59% to 4%.  As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain.  The net dilution gain on the reduction in interest ownership of Legacy was $334,087.  Commencing January 1, 2004, the Company will account for its investment in Legacy using the cost method.  In October 2005, the Company entered into an agreement to sell its interest in Ester Creek to Legacy for 750,000 shares of Legacy’s common stock; which increased the Company’s ownership in Legacy back up to 7.39%.  As at March 31, 2007, the carrying value of the Company's investment in Legacy is $nil.

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

Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management has decided to discontinue its online gaming operations.

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

The Following are Material Subsequent Events (Occurring after March 31, 2007).

During April 2007, a total of 820,000 post reverse-split options, pursuant to the 2006 and 2005 Stock Option Plan, were exercised at prices of $0.09 and $0.10 per share for total consideration of $76,300.

Effective April 15, 2007, the Company’s online gaming operations will be discontinued. Notice has been given to Arc 2 Entertainment for the termination of the “Amended SSL Agreement”(see “Online Business Development”).

Liquidity and Capital Resources

For the three months ended March 31, 2007, we had total assets of $79,373 including $3,683 in accounts receivable, $20,082 due from Legacy Mining Ltd., $31,663 in pre-paids and deposits, and $776 in available for sale securities. We also held $347 in depreciated furniture and equipment. At March 31, 2007, we had total current liabilities of $435,191 of which $47,129 was represented by accounts payable and accrued liabilities, $238,483 due to Avalon Energy Corporation and $149,578 was due to related parties. At March 31, 2007, we had $58,944 in current assets and $435,191 in total current liabilities. At March 31, 2007, current liabilities exceeded current assets by $376,246.

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

Results of Operations

We have not yet realized any significant revenue from operations. For the three months ended March 31, 2006, we had $289,450 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, and office and general expenses.  We also incurred poker royalties and processing fees in the amount of $2,941.  Our general and administrative expenses for the corresponding period in 2006 were $331,554. The decrease in operating expenses was primarily due to a decrease in investor relations fees, poker sponsorships, the write-off of website development costs and stock based compensation.  Net losses from operations for the three months ending March 31, 2007, were $292,347. Our net loss for the corresponding period in 2006 was $925,710, with a significatant portion of the difference due to $600,000 in property option loss.  We have incurred net losses of $16,336,400 since our inception on September 13, 1993.

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

We do anticipate certain expenditures within the next 12 months for the development, production and packaging of innovative film and television programming We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

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

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, and Chief Financial Officer, have performed an evaluation of the Company's   disclosure   controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the claims made by the plaintiff.  The outcome of this litigation and an estimate of loss and the impact, if any, on the Acquisition Agreement dated September 20, 2005 between the Company and 4KE is presently not determinable and no provision for loss relating to this lawsuit has been recorded at March 31, 2007.

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

Item 2. Changes in Securities.

2007 Stock Option Transactions

During the three months ending March 31, 2007, the Company issued:

(a) 170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

Pursuant to the Company’s 2006 Stock Option Plans, 3,800,000 post reverse-split options were granted on March 1, 2007 at $0.10 per share.  The options were granted to employees, directors and consultants.  During the three months ended March 31, 2007, the Company expensed the fair value of $228,000 for these options which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 1 year; risk-free interest rate of 4.95%; expected dividend yield of 0% and expected volatility of 136%.

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

During the three months ended March 31, 2006, a total of 8,884,683 options, pursuant to the 2005 Stock Option Plans, were exercised at prices ranging from $0.02 to $0.03 per share. A total of 2,900,000 options were exercised for cash proceeds of $54,000 and the remaining 5,684,683 options were exercised for the settlement of debt in the amount of $146,290 for outstanding consulting fees.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

Title of Class     Name of Beneficial Owner

Amount and Nature of

Percent of

Beneficial Owner

Class

------------------------------------------------------------------------------------------------------------------------------

 Common Stock      Robert Klein

278

0.002%

4540 Woodgreen Place

West Vancouver, BC V7S 2S6

Common Stock

Carlton Parfitt

5,556

0.035%

Suite 801 - 1875 Robson Street

Vancouver, BC V6G 1E5

Directors' Compensation

During the three months ended March 31, 2007, the Company paid $2,133 (2006 - $1,948) to two directors for management fees.

Stock Based Compensation.

During the three months ended March 31, 2007, $228,000 (March 2006-$Nil) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock based compensation in 2007.

B. Security Ownership of Certain Beneficial Holders of ten percent or more

Title of Class   Name of Beneficial Owner

Amount and Nature of

Beneficial Owner

Percent of Class

-----------------------------------------------------------------------------------------------------------------------------------------------------

Common Stock

CEDE & Co. (1)

The Depository Trust Co.

P.O. Box 222 Bowling Green Station

New York, New York 10274

      6,862,072

 43.91%

(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.

C. Certain Relationships and Related Party Transactions

During the three months ended March 31, 2007, companies controlled by significant shareholders earned $6,875 (2006 - $7,500) pursuant to investment banking services contracts.

During the three months ended March 31, 2007, private companies controlled by significant shareholders earned $Nil (2006 - $25,521) pursuant to investor relations services contracts.

During the three months ended March 31, 2007, the Company paid $2,133 (2006 - $1,948) to two directors for management fees.

During the three months ended March 31, 2007, the Company incurred expenses for office rent of $5,332 (2006 - $5,355) to a private company controlled by a significant shareholder.

At March 31, 2007, a total of $237,928 (December 31, 2006 - $212,054) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At March 31, 2007, a total of $20,082 (December 31, 2006 - $20,082) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	March 31, 2007 (unaudited)	December 31, 2006

Significant shareholders	$ 149,578	$ 109,875

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property.

Property held by the Company.  As of the dates specified in the following table, we held the following property in the following amounts:

March 31,

December 31,

December 31,

2007

2006

2005

                                     -------------------------------------------------------------------------------

Property and

Cash Equivalents

$22,822

$7,547

$Nil

We define cash equivalents as all highly liquid investments with maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.

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

Exhibit 32.2 - Section 302 Certification of Periodic Report

               of the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 15, 2007.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

        /s/ Robert Klein

By:      ______________

           Robert Klein

Its:       President