Form 10QSB
period 2007-06-30
Golden Spirit Enterprises Ltd.
filed 2007-08-14
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

         FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2007 there were 17,036,124 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................................................

   1 - 11

Item 2.   Management's Discussion and Analysis or Plan of Operation...........

        12

Item 3.   Controls and Procedures...................................................................

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

         21

Item 6.   Exhibits and Reports on Form 8-K....................................................

         23

SIGNATURES.................................................................................................

         23

Part I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(UNAUDITED)

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash	$ 27,225	$ 7,547
Receivables	24,458	2,966
Available-for-sale securities	776	1,087
Prepaids & Deposits	-	20,464
	52,459	32,064

DUE FROM LEGACY MINING LTD.	20,082	20,082
FILM PRODUCTION & DEVELOPMENT COSTS	88,905	-
FURNITURE AND EQUIPMENT, net of depreciation of $7,198 (2006-$7,038)	267	427

	161,713	52,573

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	55,596	57,020
Due to Avalon Energy Corporation	172,138	215,054
Due to related parties	173,828	109,875

	401,562	381,949

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
17,036,124 (2006 – 15,528,624) common shares	1,703	1,553
Additional paid-in capital	17,127,844	16,726,244
Deferred compensation	(104,656)	(150,490)
Deficit accumulated during the development stage	(17,263,745)	(16,905,999)
Accumulated other comprehensive loss	(995)	(684)

	(239,849)	(329,376)

	$ 161,713	$ 52,573

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Results of operations from

					September 13,
					1993 (inception)
	Three months ended		Six months ended		to June 30,
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	2007
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	6,458	43	14,338	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
	-	6,458	43	14,338	167,449
COST OF SALES
Poker royalties and processing fees	-	10,331	2,941	12,367	30,517
GROSS PROFIT (LOSS)	-	(3,873)	(2,898)	(1,971)	136,932
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	1,730	4,597	5,228	5197	93,895
Consulting fees	26,166	228,962	277,510	403,129	7,263,158
Depreciation and amortization	80	13,970	160	14050	132,302
Exploration costs	-	-	-	-	241,754
Investor relations	651	29,552	651	64,765	695,154
Loss on settlement of debt	-	-	-	-	302,500
Management fees		1,912	2,133	3,860	378,447
Office and general	16,992	14,384	30,886	28,214	498,699
Poker Sponsorships	-	25,000	-	34,000	52,500
Professional fees	10,036	10,216	20,414	22,009	569,113
Travel and accommodation	5,495	5,326	12,440	9,773	227,219
Wages and salaries	4,249	467	5,426	943	245,133
Write-off of website development costs	-	-	-	80,000	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-off of other assets	-	-	-	-	265,886
	65,399	334,386	354,848	665,940	15,019,037
LOSS BEFORE THE FOLLOWING:	(65,399)	(338,259)	(357,746)	(663,969)	(14,882,105)
EQUITY LOSS FROM AVALON	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN AVALON	-	-	-	-	(313,301)
LOSS ON SALE OF SECURITIES	-	-	-	-	(26,178)
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	(600,000)	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	-	-	479,978
NET LOSS	$ (65,399)	$ (338,259)	$ (357,746)	$ (1,263,969)	$ (16,401,799)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.02)	$ (0.02)	$ (0.02)	$ (0.09)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9)	15,906,426	14,388,903	16,060,055	13,586,101

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended	Six months ended	September 13, 1993 (inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$ (357,746)	$ (1,263,969)	$ (16,401,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	14,050	132,302
Fees and services paid for with shares	48,084	432,057	4,944,762
Loss on settlement of debt	-	-	302,500
Stock-based compensation	228,000	29,500	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	600,000	763,000
Film production and development costs	(88,905)	-	(88,905)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	80,000	206,876
Equity loss from Avalon Energy Corporation	-	-	1,394,280
Write-down of investment in Avalon Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	-	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	(2,452)	(35,037)	315,506

CASH FLOWS USED IN OPERATING ACTIVITIES	(172,859)	(143,399)	(3,427,764)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	(100,000)	(306,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Avalon Energy Corporation	-	-	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES		(100,000)	(246,274)

FINANCING ACTIVITIES
Increase in bank overdraft (repayment)	-	(52)	-
Net advances from related parties	21,037	162,500	728,113
Net proceeds on sale of common stock	171,500	83,500	2,973,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	192,537	245,948	3,701,263

NET INCREASE IN CASH	19,678	2,549	27,225
CASH, BEGINNING OF YEAR	7,547	-	-

CASH , END OF YEAR	$ 27,225	$ 2 ,549	$ 27,225

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,401,149 and at June 30, 2007 had a working capital deficiency of $260,198.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

JUNE 30, 2007

NOTE 2- BASIS OF PRESENTATION (continued)

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

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Film Production and Development Costs

Capitalized film production and development costs consist of investments in films which include the unamortized costs of completed films which have been produced by the Company or for which the Company has acquired distribution rights.  For films produced by the Company, capitalized costs include all direct production and financing costs, and production overhead. For acquired films, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

Costs of acquiring and producing films are amortized using the individual-film-forecast method as defined in SOP 00-2, whereby these are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

Films in progress include the accumulated costs of production, which have not yet been completed by the Company.

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 2- BASIS OF PRESENTATION (continued)

The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Compensation cost for all periods subsequent to December 31, 2006 includes the estimated fair value of all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.  The results for the prior periods have not been restated.

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

Recent Accounting Pronouncements

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No  109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

The Company owns common shares of Avalon Energy Corporation (“Avalon”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Avalon.  During 2006 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $569  (2005 – unrealized gain of $1,112), which was recorded as other comprehensive income (loss).  As at June 30, 2007, the Company owns 10,351 shares of Avalon’s common stock with a market value of $776 (December 31, 2006 - $1,087).

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent.  The Company paid a Cdn $5,000 fee to a third party to commence the process of acquiring a thirty (30) year prospecting permit from the Niger Ministry of Mines.  The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  During 2006, the Company issued the 1,666,667 non-refundable post reverse-split shares with a value of $600,000.  As at June 30, 2007, the prospecting permit has not been issued.

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

JUNE 30, 2007

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

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

JUNE 30, 2007

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT (continued)

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

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at June 30, 2007 are made up as follows:

	Gross Cost	Accumulated amortization	Net cost June 30, 2007	Net Cost December 31, 2006

Acquired films and film rights	$ 83,112	$ -	$ 83,112	$ -
Films in progress	5,793	-	5,793	-

	$ 88,905	$ -	$ 88,905	$ -

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of June 30, 2007, the Company has spent $ 27,098 on this project.

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of June 30, 2007, the Company has spent

$ 56,014 on this project.

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2007, the Company has spent $ 3,301 on this project.

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2007, the Company has spent $ 2,492 on this project.

The Company has signed a Memorandum of Understanding dated March 23, 2007 (for a period of one year ) with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of June 30, 2007, the Company has spent $ Nil on this project.

NOTE 7– DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,666 post reverse-split restricted shares of the Company’s common stock.  To June 30, 2007, a total of $60,000 (December 31, 2006 - $46,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 5).  To June 30, 2007, a total of $2,000,000 (December 31, 2006 - $2,000,000) has been expensed.

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To June 30, 2007, a total of $175,000 (December 31, 2006 - $175,000) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To June 30, 2007, a total of $37,432 (December 31, 2006 - $21,390) has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To June 30, 2007, a total of $50,417 (December 31, 2006 - $34,370) has been expensed.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

(1)

2007 Stock Transactions

During the six months ending June 30, 2007, the Company issued:

(a)

170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

(b)

1,130,000 post reverse-split options were exercised pursuant to the Company’s 2005 and 2006 Stock Incentive and Option Plans, were exercised at $0.09 and $0.10 per share for cash proceeds of $106,200.

(c)

200,000 post reverse-split shares were issued pursuant to a Private Placement Agreement, for cash proceeds of $50,000.

(d)

7,500 post reverse-split shares were issued for consulting services with a fair value of $2,250.

(2)

2007 Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.95%
Expected volatility	136%
Expected option life	1 year

Pursuant to the Company’s 2006 Stock Option Plans, 3,800,000 post reverse-split options were granted on March 1, 2007 at $0.10 per share.  The options were granted to employees, directors and consultants.  During the six months ended June 30, 2007, the Company expensed the fair value of $228,000 for these options which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 1 year; risk-free interest rate of 4.95%; expected dividend yield of 0% and expected volatility of 136%.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, companies controlled by significant shareholders earned $13,750 (2006 - $15,000) pursuant to investment banking services contracts (refer to Note 6).

During the six months ended June 30, 2007, private companies controlled by significant shareholders earned $Nil (2006 - $51,042) pursuant to investor relations services contracts (refer to Note 6).

During the six months ended June 30, 2007, the Company paid $2,133 (2006 - $3,860) to two directors for management fees.

During the six months ended June 30, 2007, the Company incurred expenses for office rent of $11,013 (2006 - $10,917) to a private company controlled by a significant shareholder.

At June 30, 2007, a total of $172,138 (December 31, 2006 - $212,054) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At June 30, 2007, a total of $20,082 (December 31, 2006 - $20,082) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	June 30, 2007	December 31, 2006
(unaudited)
Significant shareholders	$ 173,828	$ 109,875

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 – CONTINGENCIES

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

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the three months ended June 30, 2007 and 2006 for:	2007	2006

Interest	$ -	$ -

Income taxes	$ -	$ -

During the six months ended June 30, 2007:

The Company received proceeds of $106,200 for the exercise of 1,137,500 post reverse-split common shares pursuant to the 2005 and 2006 Stock Incentive and Option Plans.

The Company also received proceeds of $50,000 for the exercise of 200,000 post reverse-split common shares pursuant to a Private Placement Agreement.

The Company also received proceeds of $15,300 for the exercise of 170,000 post reverse-split restricted common shares.

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

During the six month period ended June 30, 2007, management has decided to cease its online gaming operations.  Since then, the following events have occurred for the Company's new business venture, film production and distribution:

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

The Company is pleased to reports that its Reception Gala and World Premiere Screening of the Chinese Feature Film “Tales of Rain and Magic” was a smashing success, raising over $8,000 CDN for the Greater Vancouver Food Bank Society. The film played to a full capacity audience with standing room only left. The film received an enthusiastic round of applause and overwhelming accolades at the end with many of the guests inquiring as to when it will be in wide release.

“Tales of Rain and Magic” was also well received when it was recently shown at the Shanghai, Moscow, and Rhode Island Film Festivals.

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries.

As of June 30, 2007, the Company has spent $ 27,098 on this project.

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

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film written by Canadian writers, Keir MacPherson and Kaelen Green. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. If Golden Spirit decides to use a sub-distributor, sub-agent and/or sub-licensee to sell, license or distribute the Territory Rights to one or more distributors, then Golden Spirit will increase the distribution fee an additional ten percent (10%) provided that the owner gives prior written approval for such an increase.

As of June 30, 2007, the Company has spent $ 3,301 on this project.

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

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film written by Canadian writers, Keir MacPherson, Kaelen Green and May Joan Liu..

As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. If Golden Spirit decides to use a sub-distributor, sub-agent and/or sub-licensee to sell, license or distribute the Territory Rights to one or more distributors, then Golden Spirit will increase the distribution fee an additional ten percent (10%) provided that the owner gives prior written approval for such an increase.

As of June 30, 2007, the Company has spent $ 2,492 on this project.

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

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. The entire first series will consist of one pilot and twenty-five episodes, each having a length of twenty-two minutes. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” In addition, the Company was granted distribution rights for the “ASB: Power Force Series” and its characters under a joint arrangement with Industry Works Distribution, Inc. The Company and Industry Works Distribution, Inc. will be entitled to a joint distribution fee of fifteen (15) percent of gross receipts identified as sold by the Company and Industry Works Distribution, Inc., as well as five (5) percent of gross receipts sold by other distributors.

As of June 30, 2007, the Company has spent $ 56,014 on this project.

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

History is repeating itself.

The Company has signed a Memorandum of Understanding dated March 23, 2007 (for a period of one year ) with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement.

As of June 30, 2007, the Company has spent $ Nil on this project.

Prior Business. Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gasprojects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with our internet activities we decided to abandon this business and commencing in 2003 instead pursue opportunities in mineral exploration and development.

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

Effective December 31, 2005, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive income for the year.  As at December 31, 2005, the Company owns 10,351 shares of Avalon's common stock with a fair value of $1,656. Effective December 31, 2006, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities which was recorded as comprehensive loss for the year, the carrying value at December 31, 2006 was $1,087. As at June 30, 2007, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities which was recorded as comprehensive loss for the period.  The carrying value at June, 2007 is $776 (December 31, 2006 - $1,087).

Our former Mineral Properties:

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

On December 31, 2003, the Company’s interest in Legacy was reduced from 59% to 4%.  As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain.  The net dilution gain on the reduction in interest ownership of Legacy was $334,087.  Commencing January 1, 2004, the Company will account for its investment in Legacy using the cost method.  In October 2005, the Company entered into an agreement to sell its interest in Ester Creek to Legacy for 750,000 shares of Legacy’s common stock; which increased the Company’s ownership in Legacy back up to 7.39%.  As at June 30, 2007, the carrying value of the Company's investment in Legacy is $nil.

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

A notice has been posted on our former website, www.goldenspiritpoker.com, informing players of the new legislation. Currently our site no longer accepts registrations or monetary deposits from U.S. players.  They may, however, continue playing on our “for fun” site.

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

Liquidity and Capital Resources

For the three months ended June 30, 2007, we had total assets of $161,713 including $27,225 in cash,$24,458 in accounts receivable, $20,082 due from Legacy Mining Ltd., and $776 in available for sale securities. We also held $267 in depreciated furniture and equipment and $88,905 in film production and distribution costs. At June 30, 2007, we had total current liabilities of $401,562 of which $55,596 was represented by accounts payable and accrued liabilities, $172,138 due to Avalon Energy Corporation and $173,828 was due to related parties. At June 30, 2007, we had $52,459 in current assets and $401,562 in total current liabilities. At June 30, 2007, current liabilities exceeded current assets by $349,103.

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

Results of Operations

We have not yet realized any significant revenue from operations. For the three months ended June 30,2007, we had $65,399 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, and office and general expenses. Our general and administrative expenses for the corresponding period in 2006 were $334,2386. The decrease in operating expenses was primarily due to an decrease in consulting fees.

For the six months ended June 30,2007, we had $354,848 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, and office and general expenses. Our general and administrative expenses for the corresponding period in 2006 were $665,940. The decrease in operating expenses was primarily due to a decrease in consulting fees.

Net losses from operations for the six months ending June 30, 2007, were $357,746. Our net loss for the corresponding period in 2006 was $1,263,969, with a significant portion of the difference due to $600,000 in property option loss.

We have incurred net losses of $16,401,799 since our inception on September 13, 1993.

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

Recent Accounting Pronouncements

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No  109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the claims made by the plaintiff.  The outcome of this litigation and an estimate of loss and the impact, if any, on the Acquisition Agreement dated September 20, 2005 between the Company and 4KE is presently not determinable and no provision for loss relating to this lawsuit has been recorded at June 30, 2007.

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

Item 2. Changes in Securities.

(1)

2007 Stock Transactions

(a) 1,130,000 post reverse-split options were exercised pursuant to the Company’s 2005 and 2006 Stock Incentive and Option Plans, were exercised at $0.09 and $0.10 per share for cash proceeds of $106,200.

(b) 200,000 post reverse-split shares were issued pursuant to a Private Placement Agreement, for cash proceeds of $50,000.

(c) 30,000 post reverse-split shares valued at $2,700 were returned to the Company for cancellation and return to treasury.

(d) 7,500 post reverse-split shares were issued for consulting services with a fair value of $2,250.

(2)

2007 Stock Options Transactions

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%

Risk-free interest rate	4.95%
Expected volatility	136%
Expected option life	1 year

Pursuant to the Company’s 2006 Stock Option Plans, 3,800,000 post reverse-split options were granted on March 1, 2007 at $0.10 per share.  The options were granted to employees, directors and consultants.  During the six months ended June 30, 2007, the Company expensed the fair value of $228,000 for these options which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 1 year; risk-free interest rate of 4.95%; expected dividend yield of 0% and expected volatility of 136%.

(1)       2006 Transactions

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

(2)    2006 Stock Option Transactions

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

Percent of

Beneficial Owner

Class

------------------------------------------------------------------------------------------------------------------------------

 Common Stock

Robert Klein

4540 Woodgreen Place

West Vancouver, BC V7S 2S6

278

0.002%

Common Stock

Carlton Parfitt

Suite 801 - 1875 Robson Street

Vancouver, BC V6G 1E5

5,556

0.035%

Directors' Compensation

During the six months ended June 30, 2007, the Company paid $2,133 (2006 - $1,912) to two directors for management fees.

Stock Based Compensation.

During the six months ended June 30, 2007, $228,000 (June 2006-$29,500) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock based compensation in 2007.

B. Security Ownership of Certain Beneficial Holders of ten percent or more

Title of Class   Name of Beneficial Owner

Amount and Nature of

Beneficial Owner

Percent of Class

---------------------------------------------------------------------------------------------------------------------------------

Common Stock

CEDE & Co. (1)

The Depository Trust Co.

P.O. Box 222 Bowling Green Stn.

New York, New York 10274

      8,940,966

  52 .48%

(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.

C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2007, companies controlled by significant shareholders earned $13,750 (2006 - $15,000) pursuant to investment banking services contracts.

During the six months ended June 30, 2007, private companies controlled by significant shareholders earned $Nil (2006 - $51,042) pursuant to investor relations services contracts.

During the six months ended June 30, 2007, the Company paid $2,133 (2006 - $3,860) to two directors for management fees.

During the six months ended June 30, 2007, the Company incurred expenses for office rent of $11,013 (2006 - $10,917) to a private company controlled by a significant shareholder.

At June 30, 2007, a total of $172,138 (December 31, 2006 - $212,054) was owing to Avalon Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At June 30, 2007, a total of $20,082 (December 31, 2006 - $20,082) was due from Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	June 30, 2007	December 31, 2006
(unaudited)
Significant shareholders	$ 173,828	$ 109,875

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property.

Property held by the Company.  As of the dates specified in the following table, we held the following property in the following amounts:

June 30,

December 31,

2007

2006

                                     ----------------------------------------------------

Property and

Cash Equivalents

$27,225

$7,547

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

Exhibit 31.1 - Section 906 Certification of Periodic Report  of the Chief Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report  of the Chief Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2 - Section 302 Certification of Periodic Report   of the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 14, 2007.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

        /s/ Robert Klein

By:      ______________

           Robert Klein

Its:       President