Form 10QSB
period 2007-09-30
Golden Spirit Enterprises Ltd.
filed 2007-11-16
CIK 1076262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

         FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2007 there were 17,236,124 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

INDEX

Pages

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Consolidated Balance Sheets as of September 30, 2007 (Unaudited)

and December 31, 2006..........................................................................................................................F-1

Consolidated Statements of Operations (Unaudited) For the Three Months

and Nine MonthsEnded September 30, 2007 and 2006,and the Period from

February 18, 1999 (Inception) through September 30, 2007...........................................................F-2

Consolidated Statements of Cash Flows (Unaudited) For the Nine Months

Ended September 30, 2007 and 2006,and the Period from February18, 1999

Part II. OTHER INFORMATION

========================================================================================================================================

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007 (unaudited)	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 15,434	$ 7,547
Receivables	24,458	2,966
Available-for-sale securities	776	1,087
Prepaids and deposits	-	20,464
TOTAL CURRENT ASSEST	40,668	32,064

DUE FROM LEGACY MINING LTD.	-	20,082
FILM PRODUCTION & DEVELOPMENT COSTS	90,342	-
FURNITURE AND EQUIPMENT, net of depreciation of $7,278 (2006-$7,038)	187	427

TOTAL ASSESTS	$ 131,197	$ 52,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 55,304	$ 57,020
Due to Shotgun Energy Corporation	147,081	215,054
Due to Legacy Mining Ltd.	656	-
Due to related parties	184,028	109,875

TOTAL CURRENT LIABILITIES	$ 387,069	$ 381,949

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
17,236,124 (2006 – 15,528,624) common shares	1,723	1,553
Additional paid-in capital	17,163,824	16,726,244
Deferred compensation	(122,364)	(150,490)
Deficit accumulated during the development stage	(17,298,060)	(16,905,999)
Accumulated other comprehensive loss	(995)	(684)

TOTAL STOCKHOLDERS' DEFICIT	(255,872)	(329,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 131,197	$ 52,573

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the period from

					September 13,
	Three months ended		Nine months ended		1993 (inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	3,733	43	18,071	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
	-	3,733	43	18,071	167,449
COST OF SALES
Poker royalties and processing fees	-	12,112	2,941	24,479	30,517
GROSS PROFIT (LOSS)	-	(8,379)	(2,898)	(6,408)	136,932
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	2,239	5,228	7,436	93,895
Consulting fees	22,592	280,626	300,102	683,755	7,285,750
Depreciation and amortization	80	8,414	240	22,464	132,382
Exploration costs	-	-	-	-	241,754
Investor relations	-	27,332	651	92,097	695,154
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	1,560	2,133	5,420	378,447
Office and general	6,527	14,790	37,413	43,004	505,226
Poker Sponsorships	-	8,500	-	42,500	52,500
Professional fees	5,116	8,858	25,530	30,867	574,229
Travel and accommodation	-	5,932	12,440	15,705	227,219
Wages and salaries	-	54	5,426	997	245,133
Write-off of website development costs	-	-	-	80,000	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-off of other assets	-	-	-	-	265,886
TOTAL GENERAL AND ADMINSTRATIVE EXPENSES	34,315	358,305	389,163	1,024,245	15,053,352
LOSS BEFORE THE FOLLOWING:	(34,315)	(366,684)	(392,061)	(1,030,653)	(14,916,420)
EQUITY LOSS FROM SHOTGUN	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN SHOTGUN	-	-	-	-	(313,301)
LOSS ON SALE OF SECURITIES	-	-	-	-	(26,178)
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	(600,000)	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	-	-	479,978
NET LOSS	$ (34,315)	$ (366,684)	$ (392,061)	$ (1,630,653)	$ (16,436,114)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.12)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9)	15,175,398	15,175,398	16,060,055	14,117,815

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended	Nine months ended	For the period from September 13, 1993 (inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$ (392,061)	$ (1,630,653)	$ (16,436,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	240	22,464	132,382
Fees and services paid for with shares	66,376	647,787	4,963,054
Loss on settlement of debt	-	-	302,500
Stock-based compensation	228,000	119,500	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	600,000	763,000
Film production and development costs	(90,342)	-	(90,342)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	80,000	206,876
Equity loss from Shotgun Energy Corporation	-	-	1,394,280
Write-down of investment in Shotgun Energy Corporation	-	-	313,301
Loss on sale of marketable securities	-	-	26,178
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	9,616	(34,582)	327,574

CASH FLOWS USED IN OPERATING ACTIVITIES	(178,171)	(195,484)	(3,433,076)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	(100,000)	(306,876)
Other intangible assets	-	-	(5,189)
Net proceeds from sale of shares of Shotgun Energy Corporation	-	-	99,470
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
CASH FLOWS USED PROVIDED BY INVESTING ACTIVITIES		(100,000)	(246,274)

FINANCING ACTIVITIES
Increase in bank overdraft (repayment)	-	(52)	-
Net advances from related parties	14,558	212,288	721,634
Net proceeds on sale of common stock	171,500	88,500	2,973,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	186,058	300,636	3,694,784

NET INCREASE IN CASH	7,887	5152	15,434
CASH, BEGINNING OF PERIOD	7,547	-	-

CASH , END OF PERIOD	$ 15,434	$ 5,152	$ 15,434

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,436,114 and at September 30, 2007 had a working capital deficiency of $346,401.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the nine months ended September 30,2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2006 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $569  (2005 – unrealized gain of $1,112), which was recorded as other comprehensive income (loss).  As at September 30, 2007, the Company owns 3,450 post-reverse split  shares of Shotgun’s common stock with a market value of $776 (December 31, 2006 - $1,087).

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent.  The Company paid a Cdn $5,000 fee to a third party to commence the process of acquiring a thirty (30) year prospecting permit from the Niger Ministry of Mines.  The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  During 2006, the Company issued the 1,666,667 non-refundable post reverse-split shares with a value of $600,000.  As at September30, 2007, the prospecting permit has not been issued.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at September 30, 2007 are made up as follows:

	Gross Cost	Accumulated amortization	Net cost September 30, 2007	Net Cost December 31, 2006

Acquired films and film rights	$ 84,549	$ -	$ 84,549	$ -
Films in progress	5,793	-	5,793	-

	$ 90,342	$ -	$ 90,342	$ -

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of September 30, 2007, the Company has spent $ 28,535 on this project.

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of September 30, 2007, the Company has spent $56,014 on this project.

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2007, the Company has spent $ 3,301 on this project.

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2007, the Company has spent $ 2,492 on this project.

The Company has signed a Memorandum of Understanding dated March 23, 2007 (for a period of one year ) with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of September 30, 2007, the Company has spent $ Nil on this project.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 7– DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,666 post reverse-split restricted shares of the Company’s common stock.  To September 30, 2007, a total of $60,000 (December 31, 2006 - $46,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement (See Note 5).  To September 30, 2007, a total of $2,000,000 (December 31, 2006 - $2,000,000) has been expensed.

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To September 30, 2007, a total of $175,000 (December 31, 2006 - $175,000) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To September 30, 2007, a total of $48,891 (December 31, 2006 - $21,390) has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To September 30, 2007, a total of $54,995 (December 31, 2006 - $34,370) has been expensed.

f)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $36,000) in exchange for 200,000 post reverse-split restricted shares of the Company’s common stock.  To September 30, 2007, a total of $2,250 has been expensed.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

(1)

2007 Stock Transactions

During the nine months ending September 30, 2007, the Company issued:

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

(e)

200,000 restricted common shares valued at $36,000 were issued pursuant to a prepaid services agreement.

(2)

2007 Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.95%
Expected volatility	136%
Expected option life	1 year

Pursuant to the Company’s 2006 Stock Option Plans, 3,800,000 post reverse-split options were granted on March 1, 2007 at $0.10 per share.  The options were granted to employees, directors and consultants.  During the nine months ended September 30, 2007, the Company expensed the fair value of $228,000 for these options which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 1 year; risk-free interest rate of 4.95%; expected dividend yield of 0% and expected volatility of 136%.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, companies controlled by significant shareholders earned $16,000 (2006 - $15,000) pursuant to investment banking services contracts (refer to Note 6).

During the nine months ended September 30, 2007, private companies controlled by significant shareholders earned $Nil (2006 - $51,042) pursuant to investor relations services contracts (refer to Note 6).

During the nine months ended September 30, 2007, the Company paid $2,133 (2006 - $3,860) to two directors for management fees.

During the nine months ended September 30, 2007, the Company incurred expenses for office rent of $11,013 (2006 - $10,917) to a private company controlled by a significant shareholder.

At September 30, 2007, a total of $147,081 (December 31, 2006 - $212,054) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At September 30, 2007, a total of $656 (December 31, 2006 - $20,082 due from Legacy Mining Ltd.), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	September 30, 2007 (unaudited)	December 31, 2006

Significant shareholders	$ 184,028	$ 109,875

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the three months ended September 30, 2007 and 2006 for:	2007	2006

Interest	$ -	$ -

Income taxes	$ -	$ -

During the nine months ended June 30, 2007:

The Company issued 200,000 post reverse-split restricted common shares valued at $36,000 pursuant to an investment banking services agreement. (See note 7).

NOTE 12 – SUBSEQUENT EVENT

Pursuant to an agreement dated October 26, 2007 (the “Agreement ”),  by and among Golden Spirit Enterprises Ltd.,  Port Solutions International Ltd., a pending British Columbia Corporation (“ Acquisition Sub ”), Computainer Systems International Inc., a private Corporation incorporated under the Canada Corporations Business Act (“CSI ”).

Basic Terms

CSI desires to sell to the Acquisition Sub, and the Acquisition Sub desires to purchase from CSI , those assets which relate to the Company’s Shuffle Systems Technology (as defined below).The Computainer Shuffle System Technology which is a fully automated, computer-controlled, handling, sorting, storing and inventory system for (20’) twenty and (40’) forty foot ISO shipping containers.  The Shuffle System is the result of over (10) ten years of research, design engineering, functional models (built and tested), feasibility studies, resulting with the manufacturing, construction and (2) two years of independent-testing of a full size, completely operational Shuffle System combined with over $9,500,000.00 in investment to date.  The Computainer System represents the most significant milestone within the container shipping industry over the past (40) forty years.  Acquisition Sub will acquire the assets and all worldwide proprietary Information, such as, blueprints, patents, copyrights, marketing and licensing rights, business plans, data reports, methods of doing business, contact persons, customer lists, studies, findings and ideas, but not limited to these items.   CSI will provide certain of its representatives to disclose and receive those assets and Proprietary Information in a timely and organized manner.  All parties will maintain the trade secret status of its respective assets and Proprietary Information.

Consideration

(i)  The Consideration payable hereunder for the Acquired Assets shall be allocated among the various Acquired Assets by Acquisition Sub in a manner reasonably acceptable to CSI (the “ Purchase Price Allocation ”). The Purchase Price of 9,000,000 restricted 144 shares will be issued within sixty (60) days following the Closing on December 31, 2007.

(ii) Golden Spirit will undertake to retire the existing debt of $350,000 CDN to old shareholders and overdue creditors of the CSI .

(iii) Golden Spirit will raise a minimum of $250,000 CDN to a maximum of $500,000 CDN for operating capital of the Acquisition Sub .

(iv) A finder’s Fee of 300,000 144 Registered shares will be paid to a non-related individual.

Future plans in relation to this asset acquisition will be clarified following successful completion of the due diligence period to closing on December 31, 2007.

er’s Fee of 300,000 144 Registered shares will be paid to a non-related individual.

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

During the six  period ended, management has decided to cease its online gaming operations.  Since then, the following new events have occurred:

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

As at September 30, 2007, the Company is seeking various avenues to distribute this film

As of September 30, 2007, the Company has spent $ 28,535 on this project.

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

As of September 30, 2007, the Company has spent $ 3,301 on this project.

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

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film written by Canadian writers, Keir MacPherson, Kaelen Green and May Joan Liu.

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

As of September 30, 2007, the Company has spent $ 2,492 on this project.

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

At September 30, 2007, the Company has been advised by ASB that all 26 episodes of the children’s series have been written and the Company is currently talking to various parties to distribute the series.

As of September 30, 2007, the Company has spent $ 56,014 on this project.

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

As of September 30, 2007, the Company has spent $ Nil on this project.

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

Our Investment in Avalon Energy Corporation

During 2002 the Company sold 120,320 shares of Shotgun Energy Corporation ("Shotgun"), a public company with directors and significant shareholders in common, for proceeds of $50,663 resulting in a gain of $7,452.  Effective September 30, 2002 the Company determined that the value of its investment in Avalon had become permanently impaired and as a result, wrote down its investment by $313,301.  For the period from January 1, 2002 to September 30, 2002 the Company recorded a net equity loss in Shotgun totaling $346,053.  During the fourth quarter of 2002, Avalon issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Avalon to approximately 4%.  As a result, the Company reclassified its investment in Avalon from an equity investment to available-for-sale securities whereby its value is carried at market.

During 2003, the Company bought 101,250 shares of Shotgun for $55,786 and sold 118,583 shares for net proceeds of $74,710 and realized a loss of $38,764.  Effective December 31, 2003, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115 which was recorded as other comprehensive income for the year.  Effective December 31, 2004, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as comprehensive loss for the year.

Effective December 31, 2005, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive income for the year.  As at December 31, 2005, the Company owns 3,450 shares of Shotgun's common stock with a fair value of $1,656. Effective December 31, 2006, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities which was recorded as comprehensive loss for the year, the carrying value at December 31, 2006 was $1,087. As at June 30, 2007, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities which was recorded as comprehensive loss for the period.  The carrying value at September 30, 2007 is $776 (December 31, 2006 - $1,087).

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

On December 31, 2003, the Company’s interest in Legacy was reduced from 59% to 4%.  As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain.  The net dilution gain on the reduction in interest ownership of Legacy was $334,087.  Commencing January 1, 2004, the Company will account for its investment in Legacy using the cost method.  In October 2005, the Company entered into an agreement to sell its interest in Ester Creek to Legacy for 750,000 shares of Legacy’s common stock; which increased the Company’s ownership in Legacy back up to 7.39%.  As at September 30, 2007, the carrying value of the Company's investment in Legacy is $nil.

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

Liquidity and Capital Resources

For the three months ended September 30, 2007, we had total assets of $131,197 including $15,434 in cash, $24,458 in accounts receivable and $776 in available for sale securities. We also held $187 in depreciated furniture and equipment and $90,342 in film production and distribution costs. At September 30, 2007, we had total current liabilities of $387,069 of which $55,304 was represented by accounts payable and accrued liabilities, $147,081 due to Shotgun Energy Corporation, $656 due to Legacy Mining Ltd. and $184,028 was due to related parties. At September 30, 2007, we had $40,668 in current assets and $387,069 in total current liabilities. At September 30, 2007, current liabilities exceeded current assets by $346,401.

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

Results of Operations

We have not yet realized any significant revenues from operations. For the three months ended September 30, 2007, we had no revenues, as our gaming operations ceased. Our revenues for the corresponding period in 2006 were $3,733. For the nine months ended September 30, 2007, we had $43 in revenues. Our revenues in the corresponding period in 2006 were $18,071 from gaming operations. Our revenues for the period from September 13, 1993 to September 30, 2007 are $167,449.

For the three months ended September 30, 2007, we had $34,315 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, and office and general expenses.  Our general and administrative expenses for the corresponding period in 2006 were $366,684. The decrease in operating expenses was primarily due to a decrease in consulting fees.  Net losses from operations for the three months ending September 30, 2007, were $34,315. Our net loss for the corresponding period in 2006 was $366,684. The decrease in net loss was due to a decrease in consulting fees.

For the nine months ended September 30, 2007, we had $392,061 in general and administrative expenses including, but not limited to, expenses for consulting fees, management fees, and office and general expenses. Our general and administrative expenses for the corresponding period in 2006 were $1,030,653. The decrease in operating expenses was primarily due to a decrease in consulting fees. Net losses from operations for the nine months ending September 30, 2007, were $392,061. Our net loss for the corresponding period in 2006 was $1,630,653 with a significant portion of the difference due to $600,000 in property option loss.

We have incurred net losses of $16,436,114 since our inception on September 13, 1993.

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the nine months ended September 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005. The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the claims made by the plaintiff.  The outcome of this litigation and an estimate of loss and the impact, if any, on the Acquisition Agreement dated September 20, 2005 between the Company and 4KE is presently not determinable and no provision for loss relating to this lawsuit has been recorded at September 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(1)

2007 Stock Transactions

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

200,000 restricted common shares valued at $36,000 were issued pursuant to a prepaid services agreement.

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

(1)       2006 Transactions

During the period ended September 30, 2006, a total of 60,000 options pursuant to the 2006 Stock Option Plan, were exercised at $0.09 per share for a total consideration of $5,400.

On September 11, 2006, the Company filed a Registration Statement on Form S-8 to cover 3,800,000 shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan.

Pursuant to the Company’s 2006 Stock Option Plan, 1,000,000 post reverse-split options were granted on August 29, 2006 at $0.09 per share.  Of these options, 700,000 were granted to consultants and 300,000 to an employee.  During the period, the Company expensed the fair value of $63,000 for these options which was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, risk-free interest rate of 4.99% and an expected volatility of 199.

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

During the period, the Company issued a total of 972,222 post reverse-split shares of the Company’s common stock pursuant to consulting agreements

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

Title of Class   Name of Beneficial Owner

Amount and Nature of

Percent of

Beneficial Owner

Class

---------------------------------------------------------------------------------------------------------------------------------

Common Stock

Robert Klein

4540 Woodgreen Place

West Vancouver, BC V7S 2S6                                              278                                           0.002%

Common Stock

Carlton Parfitt

Suite 801 - 1875 Robson Street

Vancouver, BC V6G 1E5                                                     5,556                                           0.035%

Directors' Compensation

During the nine months ended September 30, 2007, the Company paid $5,426 (2006 - $5,420) to two directors for management fees.

Stock Based Compensation.

During the nine months ended June 30, 2007, $228,000 (June 2006-$29,500) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock based compensation in 2007.

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

      8,530,966

  49 .29%

(1) According to the NOBO List, there are no holders of more than 10% of our issued and outstanding shares.

C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2007, companies controlled by significant shareholders earned $16,000 (2006 - $15,000) pursuant to investment banking services contracts

During the nine months ended September 30, 2007, private companies controlled by significant shareholders earned $Nil (2006 - $51,042) pursuant to investor relations services contracts

During the nine months ended September 30, 2007, the Company paid $2,133 (2006 - $3,860) to two directors for management fees.

During the nine months ended September 30, 2007, the Company incurred expenses for office rent of $11,013 (2006 - $10,917) to a private company controlled by a significant shareholder.

At September 30, 2007, a total of $147,081 (December 31, 2006 - $212,054) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At September 30, 2007, a total of $656 (December 31, 2006 - $20,082) was owing to Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	September 30, 2007(unaudited)	December 31, 2006

Significant shareholders	$ 184,028	$ 109,875

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property.

Property held by the Company.  As of the dates specified in the following table, we held the following property in the following amounts:

September 30,

December 31,

2007

2006

                                     ----------------------------------------------------

Property and

Cash Equivalents

$15,434

$7,547

We define cash equivalents as all highly liquid investments with maturity of 3 months or less when purchased. We do not presently own any interests in real estate or own any inventory or equipment.

E. Other events – Significant Subsequent event after September 30, 2007.

Pursuant to an agreement dated October 26, 2007 (the “Agreement ”),  by and among Golden Spirit Enterprises Ltd.,  Port Solutions International Ltd., a pending British Columbia Corporation (“ Acquisition Sub ”), Computainer Systems International Inc., a private Corporation incorporated under the Canada Corporations Business Act (“CSI ”).

Basic Terms

CSI desires to sell to the Acquisition Sub, and the Acquisition Sub desires to purchase from CSI , those assets which relate to the Company’s Shuffle Systems Technology (as defined below).The Computainer Shuffle System Technology which is a fully automated, computer-controlled, handling, sorting, storing and inventory system for (20’) twenty and (40’) forty foot ISO shipping containers.  The Shuffle System is the result of over (10) ten years of research, design engineering, functional models (built and tested), feasibility studies, resulting with the manufacturing, construction and (2) two years of independent-testing of a full size, completely operational Shuffle System combined with over $9,500,000.00 in investment to date.  The Computainer System represents the most significant milestone within the container shipping industry over the past (40) forty years.  Acquisition Sub will acquire the assets and all worldwide proprietary Information, such as, blueprints, patents, copyrights, marketing and licensing rights, business plans, data reports, methods of doing business, contact persons, customer lists, studies, findings and ideas, but not limited to these items.   CSI will provide certain of its representatives to disclose and receive those assets and Proprietary Information in a timely and organized manner.  All parties will maintain the trade secret status of its respective assets and Proprietary Information.

Consideration

(i)  The Consideration payable hereunder for the Acquired Assets shall be allocated among the various Acquired Assets by Acquisition Sub in a manner reasonably acceptable to CSI (the “ Purchase Price Allocation ”). The Purchase Price of 9,000,000 restricted 144 shares will be issued within sixty (60) days following the Closing on December 31, 2007.

(ii) Golden Spirit will undertake to retire the existing debt of $350,000 CDN to old shareholders and overdue creditors of the CSI .

(iii) Golden Spirit will raise a minimum of $250,000 CDN to a maximum of $500,000 CDN for operating capital of the Acquisition Sub .

(iv) A finder’s Fee of 300,000 144 Registered shares will be paid to a non-related individual.

Future plans in relation to this asset acquisition will be clarified following successful completion of the due diligence period to closing on December 31, 2007.

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

Exhibit 32.2 - Section 302 Certification of Periodic Report

               of the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 16, 2007.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

        /s/ Robert Klein

By:      ______________

           Robert Klein

Its:       President