Form 10KSB
period 2007-12-31
Golden Spirit Enterprises Ltd.
filed 2008-04-15
CIK 1076262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

GOLDEN SPIRIT ENTERPRISES LTD.

(Exact name of Small Business Issuer as specified in its charter)

Delaware	52-2132622
(State of incorporation)	(I.R.S. employer identification no.)

385 52 Avenue, Pointe Calumet, Quebec, Canada	J0N 1G4
(Address of principal executive offices)	(Zip code)

888-488-6882

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Each Class is to be Registered:
NONE	NONE

Securities registered under Section 12(g) of the Act:
Common Stock Par Value $.0001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes     [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   []

State issuer’s revenues for its most recent fiscal year. $ 43.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31 2007, there were 17,941,294 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

[ ]Yes

[ ]No

GOLDEN SPIRIT ENTERPRISES LTD.

A Delaware corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION

PAGE

PART I.

 1.  Description of Business

4

 1a. Risk Factors

13

 2.  Description of Property

15

 3.  Legal Proceedings

15

 4.  Submission of Matters to a Vote of Security Holders

16

 5.  Market Price for the Golden Spirit Enterprises Ltd. Common Equity and

     Related Stockholders Matters

16

 6.  Management's Discussion and Analysis of Financial Condition and

     Results of Operations

20

 7.  Financial Statements

 8a.  Controls and Procedures

23

 8.  Changes in and Disagreements with Accountants

23

 9.  Directors, Executive Officers, Promoters and Control Persons

24

10.  Executive Compensation - Remuneration of Directors and Officers

26

11.  Security Ownership of Certain Beneficial Owners and Management

26

12.  Certain Relationships and Related Transactions

28

13.  Principal Accountant Fees and Services

28

14.  Index to Exhibits

28

SIGNATURES

29

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2007.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2007.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2007. GOLDEN SPIRIT ENTERPRISES LTD. HAS INCLUDED A SECTION BELOW ENTITLED “SUBSEQUENT EVENTS” WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2007.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet- related activities. Our symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd. and the trading symbol was “GSGL”. On June 30, 2006, the Company changed it’s name to Golden Spirit Enterprises Ltd. and the trading symbol is currently “GSPT”.

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

Our Business.

Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with our internet activities we decided to abandon this business and commencing in 2003 instead pursue opportunities in mineral exploration and development

We had limited success with both our internet activities and our mineral exploration and development activities. In mid 2005, management of the Company decided to focus on online gaming and in June 2006. On June 30, 2006, the Company changed its name and focus from gaming to reflect the Company’s plan to expand its operations to include the marketing of other products and venues. The Company will be involved in the development, production, financing and packaging of innovative film and television programming. On September 30, 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006.  The new proposed legislation prohibits banks, credit card companies, money transmitting businesses, and other third-party payment providers from knowingly processing online gaming transactions. Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management decided to discontinue its online gaming operations in 2006. Nominal residual revenues of $43 (2006 - $18,553) were recorded in 2007. The Company will continue to be involved in the development, production, financing and packaging of innovative film and television programming.

CURRENT MARKET CONDITIONS.

We plan to supply low-budget feature films in the   markets served by independent production motion picture companies. We believe that the low-budget feature film industry is the fastest growing area in the  motion picture film industry.

DISTRIBUTION.

We believe that most of our productions will be intended  primarily for foreign and domestic video distribution. However, if a project    tests positively with a research audience, we will seek third party prints and  advertising ("P&A") funds to release the picture theatrically. In such a situation, the third party P&A source would typically receive a first position recoupment lien against box office collection and television receipts, in  addition to a priority position for video revenues. We intend to utilize distribution agreements to maximize revenues and increase collections,  minimizing cash outlay. The areas of distribution, which are cash or personnel intensive (i.e. domestic theatrical or domestic and foreign video) will be handled by established distributors.

Our Investment in Available for sale securities

(a) Shotgun Energy Corporation

During 2002 the Company sold 120,320 shares of Shotgun Energy Corporation, a public company with directors and significant shareholders in common, for proceeds of $50,663 resulting in a gain of $7,452.  Effective September 30, 2002 the Company determined that the value of its investment in Shotgun had become permanently impaired and as a result, wrote down its investment by $313,301.  For the period from January 1, 2002 to September 30, 2002 the Company recorded a net equity loss in Shotgun totaling $346,053.  During the fourth quarter of 2002, Shotgun issued shares of its common stock from treasury resulting in a significant reduction of the Company's equity interest in Shotgun to approximately 4%.  As a result, the Company reclassified its investment in Shotgun from an equity investment to available-for-sale securities whereby its value is carried at market.

During 2003, the Company bought 102,250 shares of Shotgun for $55,786 and sold 118,583 shares for net proceeds of $74,710 and realized a loss of $38,764.  Effective December 31, 2003, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $115 which was recorded as other comprehensive income for the year. Effective December 31, 2004, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $1,126 which was recorded as comprehensive loss for the year.

Effective December 31, 2005, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $1,112 which was recorded as other comprehensive income for the year. As at December 31, 2005, the Company owned 3,450 shares of Shotgun's common stock with a fair value of $1,656.

Effective December 31, 2006, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $569, which was recorded as comprehensive loss for the year. As at December 31, 2006, the Company owned 3,450 shares of Shotgun's common stock with a fair value of $1,087.

During 2007, the Company bought 50,000 shares of Shotgun for $10,215. Effective December 31, 2007, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as comprehensive loss for the year. As at December 31, 2007, the Company owned 53,450 shares of Shotgun's common stock with a fair value of $7,216.

(b) Legacy Mining Ltd.

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

On December 31, 2003, the Company’s interest in Legacy was reduced from 59% to 4%.  As Legacy had a negative carrying value on consolidation, and the Company disposed of the majority of its interest for nominal consideration, the Company has recorded a dilution gain of $762,805. At the same time, management has determined that its receivable from Legacy of $428,718 is impaired and therefore has written off the receivable against the dilution gain.  The net dilution gain on the reduction in interest ownership of Legacy was $334,087.  Commencing January 1, 2004, the Company will account for its investment in Legacy using the cost method.  In October 2005, the Company entered into an agreement to sell its interest in Ester Creek to Legacy for 750,000 shares of Legacy’s common stock; which increased the Company’s ownership in Legacy back up to 9%.  As at December 31, 2006, the carrying value of the Company's investment in Legacy is $1.

During 2007, the Company bought 65,000 shares of Legacy for $45,856 and sold 56,000 shares for net proceeds of $36,260 and realized a gain of $34,424. Effective December 31, 2007, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $591,304 (2006 – unrealized gain of $Nil). As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189 (2006 - $1).

Our Film Production and Development Projects

(a) PROJECTS IN POST-PRODUCTION

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

The Company is pleased to reports that its July, 2007 Reception Gala and World Premiere Screening of the Chinese Feature Film “Tales of Rain and Magic” was a smashing success, raising over $8,000 CDN for the Greater Vancouver Food Bank Society. The film played to a full capacity audience with standing room only left. The film received an enthusiastic round of applause and overwhelming accolades at the end with many of the guests inquiring as to when it will be in wide release.

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

As at December 31, 2007, the Company is seeking various avenues to distribute this film

As of December 31, 2007, the Company has spent $ 28,535 on this project.

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

As of December 31, 2007, the Company has spent $ 3,301 on this project.

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

The team penetrates the heavily guarded jungle fortress with very little resistance and is able to successfully retrieve Sabella quite easily… maybe a little too easily. On the way out, however, the team seems to be getting ambushed at every turn and it begins to become more and more apparent that there is a mole among The Nine working for Black Fist.  While deep inside enemy territory and Black Fist aware of their every move, Captain Herrick and The Nine must use every ounce of their training and instinct to get themselves and Sabella out live. Rick and The Nine must use every ounce of their training and instinct to get themselves and Sabella out alive.

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

As of December 31, 2007, the Company has spent $ 2,492 on this project.

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

As of December 31, 2007, the Company has been advised by ASB that all 26 episodes of the children’s series have been written and the Company is currently talking to various parties to distribute the series.

As of December 31, 2007, the Company has spent $ 56,434 on this project.

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

History is repeating itself.

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement.

As of December 30, 2007, the Company has spent $ Nil on this project.

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2007:

-----------------------------------------------------------------------------------------------------------------------------

Percent

Entity

Nature of Ownership

Ownership

-----------------------------------------------------------------------------------------------------------------------------

7.0%

Legacy Mining Ltd.

1,272,377 Shares of Common Stock

0.3%

Shotgun Energy Corporation

53,450 Shares of Common Stock

-----------------------------------------------------------------------------------------------------------------------------

Employees.

We currently have 3 full-time employees. None of our employees are subject to any collective bargaining agreements.

The Following are Material Subsequent Events (Occurring after December 31, 2007).

Change in Directors

On January 24, 2008, the Company appointed of Jeff Scheive to the Board of Directors. On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 for his current services.  The Company also reports the resignation of Carlton Parfitt from its Board of Directors.  The Company also announced that it has moved its Administrative Office to: 385 52 Ave, Pointe-Calumet ,Quebec JON 1G4.  Fax - 1 888 265 0498: Phone – 514- 688 3289.

Termination of agreement

The Company's due diligence process determined that Computainer Systems International Inc. ("CSII") has not been able to deliver the necessary and relevant documents pertaining to the Computainer Shuffle System technology. Hence, the Company has decided on January 25, 2008 that the Agreement dated October 29, 2007 between the Company and CSII is null and void.

Entering into a new agreement

The Company has signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where Golden Spirit will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs.

The Agreement calls for a joint venture utilizing EnEco's expertise and technology to develop a municipal solid waste (garbage) recycling and biomass derived renewable energy facility.

Golden Spirit and EnEco will build and operate a series of solid waste recycling and biomass derived renewable energy facility with greenhouse and algae subsystems that will utilize our Thermal Oxidation Process System (TOPS) technology to generate electricity for sale to the local power grid.

Further details on the new Golden Spirit - Eneco project can be viewed on our website www.goldenspirit.ws.

Item 1.A - Risk Factors:

In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the "Forward-Looking Statements" located in this Form 10-KSB describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

COMPETITION IN THE FILM INDUSTRY.

The business in which we intend to engage in is significantly competitive. Each of our primary business operations is        subject to competition from companies, which, in some instances, have greater production, distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative  personnel to produce our films. We will compete with major motion picture  studios, such as Warner Brothers and The Walt Disney Company, in addition to animation production companies, including Hanna Barbara and Film Roman, for the services of writers, animators, actors and other creative personnel and  specialized production facilities. We also anticipate that we will compete with a large number of United States-based and international distributors of  children's films, including The Walt Disney Company, Warner Brothers, and Nickelodeon in the production of films expected to appeal to international audiences. More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of children's entertainment.

The production and distribution of theatrical productions, television animation, videocassettes and videodisks are significantly competitive businesses, as each competes with the other, in addition to other forms of entertainment and leisure activities, including video games and on-line  services, such as the Internet. There is also active competition among all production companies in these industries for services of producers, directors, actors and others and for the acquisition of literary properties. The increased number of theatrical films released in the United States has resulted in increased competition for theater space and audience attention. Revenues for  film entertainment products depend in part on general economic conditions, but the competitive situation of a producer of films is still greatly affected by the quality of, and public response to, the entertainment product that such producer makes available to the marketplace.

COMPLIANCE WITH GOVERNMENT REGULATION OF THE FILM INDUSTRY.

The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the production and distribution  of film entertainment and related products; rather, the following attempts to identify those aspects that could affect our business. Also, other existing legislation and regulations, copyright licensing, and, in many jurisdictions,  state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals, which could affect, in various manners, the methods in which the industries involved in film entertainment operate.

Audiovisual works, such as television programs and motion pictures, are not  included in the terms of the General Agreement on Trade and Tariffs Treaty.  As a result, many countries, including members of the European Union, is able  to enforce quotas that restrict the number of United States produced feature films, which may be distributed in such countries. Although the quotas generally apply only to television programming and not to theatrical exhibitions of motion pictures, there can be no assurance that additional or existing quotas will not be more strictly enforced. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially or adversely limit our ability to exploit our productions completely.

 Voluntary industry embargoes or United States government trade sanctions to  combat piracy, if enacted,    could impact the amount of revenue that we realize  from the international exploitation of our productions. The Motion Picture Industry, including us, may continue to lose an indeterminate amount of revenue as a result of motion picture piracy. The Code and Ratings Administration of  the Motion Picture Association of America assigns ratings indicating age group suitably for the theatrical distribution for motion pictures. United States  television stations and networks, in addition to foreign governments, impose additional restrictions on the content of motion pictures, which may restrict, in whole or in part, theatrical or television exhibitions in particular territories. Congress and the Federal Trade Commission are considering, and in the future may adopt, new laws, regulations and policies regarding a wide  variety of matters that may affect, directly or indirectly, the operation,  ownership and profitably of our business.

ACCUMUALTED LOSSES

To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations in the near future or at all.

From inception to December 31, 2007, we have incurred cumulative net losses of $17,328,957. At December 31, 2007, we had a working capital deficiency of $(342,772) (2006 - $(350,972)).

FINANCING RISKS

Golden Spirit has relied in the past primarily on the sale of equity capital and farm-out and other similar types of transactions to fund working capital and the acquisition of its prospects and related leases.  Failure to generate operating cash flow or to obtain additional financing for the development of the Company's properties could result in substantial dilution of Golden Spirit's property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties.

CONFLICTS OF INTEREST

Certain of the officers and directors of Golden Spirit will also serve as directors of other companies or have significant shareholdings in other companies.  To the extent that such other companies participate in ventures in which Golden Spirit may participate, or compete for prospects or financial resources with Golden Spirit, these officers and directors of Golden Spirit will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation.  In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Delaware, the directors of Golden Spirit are required to act honestly and in good faith with a view to the best interests of Golden Spirit.  In determining whether or not Golden Spirit will participate in a particular program and the interest therein to be acquired by it, the  directors  will primarily  consider  the degree of risk to which  Golden Spirit may be  exposed  and its financial position at that time.

ENFORCEMENT OF LEGAL PROCESS

The two directors of Golden Spirit reside outside the United States and maintain a substantial portion of their assets outside the United States.  As a result it may be difficult or impossible to effect service of process  within the United States upon such persons,  to bring suit in the United States or to enforce,  in the U.S. courts,  any judgment  obtained there against such persons  predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions against Golden Spirit's directors or officers predicated solely upon U.S. Federal securities laws.  Furthermore, judgments predicated upon any civil liability provisions of the U.S. Federal securities laws may not be directly enforceable in foreign countries.

Item 2.  Description of Property.

Property Held by Us.  As of the dates specified in the following table, we held the following property in the following amounts:

Property

December 31, 2007

December 31, 2006

--------------------------------------------------------------------------------------

Cash

US $   6,282

US $         7,547

=========================================================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.

We do not own any real property. Golden Spirit Enterprises Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008. Golden Spirit Enterprises Ltd.’s principal corporate offices are located at 385 52 Avenue, Pointe Calumet, Quebec, Canada, J0N 1G4.

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

In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005. The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, which seized the Company’s bank account. As of December 31, 2007, no further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005.  The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the Company from the claims made by the plaintiff.  As of December 31, 2007, the outcome of this litigation and an estimate of loss are presently not determinable and no provision for loss relating to this lawsuit has been recorded.

Item 4. Submission of Matters to Vote of Security Holders

None

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

According to quotes provided by quotemedia.com, the Golden Spirit Enterprises Ltd.’s common stock closed at:

Quarter

High

Low

2005 First Quarter

$0.06

$0.03

2005 Second Quarter

$0.03

$0.01

2005 Third Quarter

$0.03

$0.02

2005 Fourth Quarter

$0.03

$0.01

2006 First Quarter

$0.06

$0.03

2006 Second Quarter

$0.03

$0.01

2006 Third Quarter

$0.03

$0.02

2006 Fourth Quarter

$0.03

$0.01

2007 First Quarter

$0.18

$0.11

2007 Second Quarter

$0.10

$0.31

2007 Third Quarter

$0.10

$0.33

2007 Fourth Quarter

$0.20

$0.33

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

Common Stock:

The Company is authorized to issue 500,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.  The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock.  Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock.  All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable. As of December 31, 2007, 17,941,294 shares of Golden Spirit Enterprises Ltd. common stock were issued and outstanding.

Legacy Mining Ltd. Stock Transfer.

On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of Legacy Mining Ltd.’s common stock for every eight (8) shares of our common stock held by the shareholder.  We issued a total of 2,199,779 shares of Legacy Mining Ltd.’s common stock to our shareholders. These shares were subsequently reverse split on a 2:1 basis. The share of Legacy Mining Ltd. began trading on the OTC:BB on October 30, 2007 under the symbol “LEYM”.

(1)

2007 Stock Transactions

During the year ended December 31, 2007, the Company issued:

(a)

170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan were exercised at $0.09 per share for cash proceeds of $15,300.

(b)

1,810,000 post reverse-split options were exercised pursuant to the Company’s 2005 and 2006 Stock Incentive and Option Plans, were exercised at $0.09 and $0.10 per share for cash proceeds of  $171,400.

(c)

225,000 post reverse-split shares were issued pursuant to a Private Placement Agreement, for cash  proceeds of  $55,000.

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

(e)

972,222 post reverse-split restricted Rule 144 shares of the Company’s common stock with a fair value of $192,500 in connection with two prepaid service contracts.

 (3)

     2007 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.95%
Expected volatility	136%
Expected option life	1 year

(b)

During 2007, the Company granted a total of 3,800,000 post reverse split, 5 year common stock options at an exercise prices ranging from $0.10 per share.  The Company recognized stock-based compensation of $228,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)

The Company’s stock option activity (presented on a post reverse split basis) is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance,December 31, 2005	987,222	$ 0.49	4.25 years
Granted during 2006	1,102,778	0.11
Exercised during 2006	(906,371)	0.32
Balance,December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance,December 31, 2007	3,003,629	$ 0.10	4.00 years

     (4)    2006 - Stock Options

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

.

Liquidity and Capital Resources.

For the year ended December 31, 2007, we had total assets of $740,556, compared to total assets in 2006 of $52,573. This includes a cash balance of $6,282, compared to $7,547 in 2006.   We have available for sale securities with a fair value of $643,404 as at December 31, 2007, film production & development costs of $90,763 and furniture and equipment of $107.

At December 31, 2007, we had current liabilities of $349,054, which was represented by accounts payable and accrued liabilities of $54,109, due to Shotgun Energy Corporation of 149,605, due to Legacy Mining Ltd. of $656 and $144,684 due to related parties. At December 31, 2006 we had current liabilities of $381,949. The decrease in liabilities was essentially due to an decrease in amounts payable to Shotgun Energy Corporation.  At December 31, 2007, we had a working capital deficiency of $(342,772) (2006 - $(350,972)).

Results of Operations

We realized revenue in 2007 of $43 (2006- $ Nil) and other income of $34,424 (2006-Nil) as the result of a gain on the sale of securities of a related party. In prior years, our revenues from prior businesses totaled $167,406.  During the year ended December 31, 2007 our loss was $422,958 (2006 - $2,954,033). This decrease in loss was due to a decrease in consulting fees, stock based compensation expenses and a write off of website development costs relating to our gaming operations.

From inception to December 31, 2007, we have incurred cumulative net losses of $16,467,011 resulting primarily from a write-down and equity loss in Shotgun Energy Corporation (a related party) of $1,707,581, a  $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Mining Ltd. (a related party – see our Investment in Available for sale securities (b) Legacy Mining Ltd. above) and general and administrative expenses of $15,118,589, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,306,292.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

To address the going concern problem discussed in our financial statements, we will require additional working capital.  We will also require additional funds to implement our business strategies, including funds for:

•

payment of increased operating expenses, and further implementation of  film industry business strategies.

•

payment of undetermined expenses relating to the Eneco venture (see subsequent events section above)

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

Our Plan of Operation for the Next 12 Months.  We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  Anticipated revenues for the first quarter of 2008 are not expected to be significant.   Therefore, additional capital may be raised through additional public or private financings, as well as borrowings and other resources.  To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

We do anticipate certain expenditures within the next 12 months for our film production and distribution.   We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

Item 7.  Financials.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Spirit Enterprises Ltd.

 (An Exploration Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Golden Spirit Enterprises Ltd (an development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the cumulative period from September 13, 1993(inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Spirit Enterprises Ltd. (an development stage company) as of December 31, 2007 and 2006, and the results of its activities and cash flows for the years then ended and for the cumulative period from September 13, 1993 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception and further losses are anticipated in the exploration and development of its mineral properties, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/L.L. Bradford & Company, LLC

April 11, 2008

Las Vegas, Nevada

GOLDEN SPIRIT ENTERPRISES LTD.

( (A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash	$ 6,282	$ 7,547
Sales tax receivable	-	2,966
Prepaids and Deposits	-	20,464

TOTAL CURRENT ASSETS	6,282	30,977

AVAILABLE FOR SALE SECURITIES – related parties	643, 404	1,087
FILM PRODUCTION & DEVELOPMENT COSTS	90,763	-
DUE FROM LEGACY MINING LTD.	-	20,082
FURNITURE AND EQUIPMENT, net of depreciation of $7,038 (2005-$6,718)	107	427

TOTAL ASSETS	$ 740,556	$ 52,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable and accrued liabilities	$ 54,109	$ 57,020
Due to Shotgun Energy Corporation	149,605	215,054
Due to Legacy Mining Ltd.	656	-
Due to related parties	144,684	109,875

TOTAL CURRENT LIABILITIES	$ 349,054	$ 381,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
17,941,294 (2006 – 15,528,624) common shares	1,794	1,553
Additional paid-in capital	17,233,953	16,726,244
Deferred compensation	(101,822)	(150,490)
Deficit accumulated during the development stage	(17,328,957)	(16,905,999)
Accumulated other comprehensive income (loss)	586,534	(684)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	391,502	(329,376)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)	$ 740,556	$ 52,573

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			September 13,
			1993 (inception)
	Year Ended	Year Ended	to December 31,
	December 31, 2007	December 31, 2006	2007

REVENUES
Processing fees	$ -	$ -	$ 98,425
Gaming Revenue	43	18,553	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
	43	18,553	167,449
COST OF SALES
Poker royalties and processing fees	3,025	27,576	30,601
GROSS PROFIT (LOSS)	(2,982)	(9,023)	139,848

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	5,228	7,436	93,895
Consulting fees	320,644	1,848,245	7,306,292
Depreciation and amortization	320	100,320	132,462
Exploration costs	-	-	241,754
Investor relations	650	117,370	695,153
Loss on settlement of debt	-	-	302,500
Management fees	2,133	8,433	378,447
Office and general	73,224	57,577	541,037
Poker Sponsorships	-	52,500	52,500
Professional fees	27,263	49,900	575,962
Travel and accommodation	19,512	22,232	234,291
Wages and salaries	5,426	997	245,133
Write-off of website development costs	-	80,000	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-off of other assets	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	454,400	2,345,010	15,118,589

LOSS BEFORE THE FOLLOWING:	(457,382)	(2,354,033)	(14,981,741)
EQUITY LOSS FROM SHOTGUN ENERGY	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN SHOTGUN ENERGY	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	34,424	-	8,246
DILUTION GAIN – LEGACY	-	-	334,087
PROPERTY OPTION LOSS	-	(600,000)	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978
NET LOSS	$ (422,958)	$ (2,954,033)	$ (16,467,011)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.03)	$ (0.20)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,766,321	14,412,320

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13,
	Year ended	Year ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$ (422,958)	$ (2,954,033)	$ (16,467,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320	100,320	132,782
Fees and services paid for with shares	86,918	1,882,517	4,983,596
Loss on settlement of debt	-	-	302,500
Stock-based compensation	228,000	66,600	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	600,000	763,000
Film production and development costs	(90,763)	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	80,000	206,876
Equity loss from Shotgun Energy Corporation	-	-	1,394,280
Write-down of investment in Shotgun Energy Corporation	-	-	313,301
(Gain)/Loss on sale of marketable securities	(34,424)-	-	(8,246)
Dilution gain – Legacy Mining Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	20,519	(32,438)	338,477

CASH FLOWS USED IN OPERATING ACTIVITIES	(212,388)	(257,034)	(3,467,293)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	(100,000)	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	(56,071)	-	(56,071)
Net proceeds from sale of securities – related parties	35,396	-	134,866
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(20,675)	(100,000)	(266,949)

FINANCING ACTIVITIES
Increase in bank overdraft (repayment)	-	(52)	-
Net advances (to)/ from related parties	(9,902)	257,733	697,174
Net proceeds on sale of common stock	241,700	106,900	3,043,350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	231,798	364,581	3,740,524

NET (DECREASE) INCREASE IN CASH	(1,265)	7,547	6,282

CASH, BEGINNING OF YEAR	7,547	-	-

CASH , END OFYEAR	$ 6,282	$ 7,547	$ 6,282

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES (Refer to Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007AND 2006

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,328,957 and at December 31, 2007 had a working capital deficiency of $342,772.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

DECEMBER 31, 2007 and 2006

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

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.On January 1, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements. The adoption of FIN 48 will not have a material impact on the Company's consolidated results of operations and financial position.

GOLDEN SPIRIT ENTERPRISES LTD.

(Formerly Golden Spirit Gaming Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

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

The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.  The results for the prior periods have not been restated.

The Company’s results of operations for the year ended December 31, 2007 were no different than if the Company had not adopted SFAS 123R because (i) all previously granted stock options had fully vested as at December 31, 2005, (ii) all stock options granted during the year ended December 31, 2007 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R, and (iii) the Company did not modify any previously existing stock options.  As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS – con’t.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required, if applicable, to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTY

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775  (2006 – unrealized loss of $569), which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $7,216 (2006 - $1,087).

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTY – con’t.

The Company owns common shares of Legacy Mining Ltd (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993 (2006 – unrealized gain of $Nil). As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189 (2006 - $1).

`NOTE 4 – RESOURCE PROPERTIES

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

On October 11, 2005, the Company entered into an agreement with Legacy Mining Ltd. (“Legacy”), a company with directors in common, whereby the Company sold its full 90% ownership interest of Ester Creek area claims including the Second Chance claims in exchange for 750,000 restricted shares of Legacy’s common stock valued at $1. On October 30, 2007, Legacy Mining Ltd. became a publicly traded company.

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

NOTE 5 – ONLINE GAMING BUSINESS DEVELOPMENT

On September 30, 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 . The new proposed legislation prohibits banks, credit card companies, money transmitting businesses, and other third-party payment providers from knowingly processing online gaming transactions. Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management decided to discontinue its online gaming operations in 2006. Nominal residual revenues of $43 (2006 - $18,553) were recorded in 2007.

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at December 31, 2007 are made up as follows:

	Gross Cost	Accumulated amortization	Net Cost December 31, 2007	Net Cost December31, 2006

Acquired films and film rights	$ 84,970	$ -	$ 84,970	$ -
Films in progress	5,793	-	5,793	-

	$ 90,763	$ -	$ 90,763	$ -

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of December 31, 2007, the Company has spent $ 28,535 on this project.

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of Dectember 31, 2007, the Company has spent $56,434 on this project.

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2007, the Company has spent $ 3,301 on this project.

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2007, the Company has spent $ 2,492 on this project.

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of December 31, 2007, the Company has spent $ Nil on this project.

NOTE 7 – DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $60,000) in exchange for 166,666 post reverse-split restricted shares of the Company’s common stock.  To December 31, 2007, a total of $60,000 (December 31, 2006 - $46,250) has been expensed.

b)

On July 12, 2005, the Company entered into the SSL Agreement with Arc2.  Under the terms of the SSL Agreement, Arc2 will build and operate the Company’s online gaming website in connection with which Arc2 will license to the Company Arc2’s software utilized for the operation of online gaming.  Upon the signing of the SSL Agreement, the Company issued 5,555,556 post reverse-split (valued at $2,000,000) Rule 144 restricted shares of its common stock to Arc2 and its designees as payment for the marketing and management services to be provided over the 3-year term of the Agreement .  To December 31, 2007, a total of $2,000,000 (December 31, 2006 - $2,000,000) has been expensed.

c)

On October 1, 2004, the Company entered into agreements with Holm Investments Ltd. (“Holm”) a private company controlled by a shareholder, for a three-year term, whereby Holm will provide investor relations services to the Company (valued at $175,000) in exchange for 97,222 post reverse-split restricted shares of the Company’s common stock. The investor relation’s services include researching, editing and generating a company profile, technical chart analysis, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.  To December 31, 2007, a total of $175,000 (December 31, 2006 - $175,000) has been expensed.

d)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To December 31, 2007, a total of $58,058 (December 31, 2006 - $21,390) has been expensed.

e)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To December 31, 2007, a total of $61,875 (December 31, 2006 - $34,370) has been expensed.

f)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $36,000) in exchange for 200,000 post reverse-split restricted shares of the Company’s common stock.  To December 31, 2007, a total of $6,750 has been expensed.

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

(1)

2007 Stock Transactions

During the year ended December 31, 2007, the Company issued:

  (a) 170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

  (b 1,810,000 post reverse-split options were exercised pursuant to the Company’s 2005 and 2006 Stock Incentive and  Option Plans, were exercised at $0.09 and $0.10 per share for        cash proceeds of $171,400.

 (c) 225,000 post reverse-split shares were issued pursuant to a Private Placement Agreement, for cash proceeds of $55,000.

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

 (3)

2007 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.95%
Expected volatility	136%
Expected option life	1 year

(b)

During 2007, the Company granted a total of 3,800,000 post reverse split, 5 year common stock options at an exercise prices ranging from $0.10 per share.  The Company recognized stock-based compensation of $228,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

NOTE 8 – CAPITAL STOCK – con’t.

(c)

The Company’s stock option activity (presented on a post reverse split basis) is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	987,222	$ 0.49	4.25 years
Granted during 2006	1,102,778	0.11
Exercised during 2006	(906,371)	0.32
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years

 (4) 2006 - Stock Options

(a)The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.08%
Expected volatility	136%
Expected option life	1 year

(b)During 2006, the Company granted a total of 1,102,778 post reverse split, 5 year common stock options at exercise prices ranging from $0.09 per shares to $0.36 per share.  The Company recognized stock-based compensation of $66,600 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)(The Company’s stock option activity (presented on a post reverse split basis) is as follows:

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

On January 27, 2006 and September 11, 2006, the Company filed Registration Statements on Form S-8 to cover a total of 4,800,000 post reverse-split shares of common stock to be granted pursuant to the Company’s 2006 Stock Incentive and Option Plan

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2007, companies controlled by significant shareholders earned $20,500 (2006 - $30,000) pursuant to investment banking services contracts (refer to Note 7).

During 2007, private companies controlled by significant shareholders earned $Nil (2006 - $102,090) pursuant to investor relations services contracts (refer to Note 7).

During 2007, the Company paid $2,133 (2005 - $8,433) to two directors for management fees.

During 2007, the Company incurred expenses for office rent of $22,417 (2006 - $22,171) to a private company controlled by a significant shareholder.

At December 31, 2007, a total of $149,605 (December 31, 2006 - $212,054) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At December 31, 2007, a total of $656 (December 31, 2006 – (($20,082)) was owing to Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	December 31, 2007	December 31, 2006

Significant shareholders	$ 144,684	$ 109,875

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

As of August 1, 2000, Golden Spirit Enterprises Ltd.. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008.

NOTE 11 – INCOME TAXES

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $17,330,000 that may be available to reduce future years' taxable income and will expire between the years 2008 - 2027.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006

Loss before income taxes	$ (422,958)	$ (2,954,033)
Combined federal and state corporate tax rate	42.7%	42.7%

Expected tax expense (recovery)	(180,000)	(1,261,000)
Non-deductible stock based compensation	97,000	28,000
Change in vaulation allowance	(83,000)	1,233,000

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2007	2006

Non-capital loss carry forwards	$7,273,000	$7,190,000
Valuation allowance	(7,273,000)	(7,190,000)
Net deferred tax asset	$-	$-

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended December 31, 2007 and 2006 for:	2007	2006

Interest	$ -	$ -

Income taxes	$ -	$ -

During the year ended December 31, 2007:

The Company issued 200,000 restricted common shares with a fair value of $36,000 for prepaid consulting service agreements. The Company also received proceeds on the exercise of certain stock options totalling $186,700. The Company issued 7,500 restricted shares valued at $2,250 for a consulting services agreement. The Company issued 225,000 restricted shares for proceeds of $55,000 pursuant to two private placement agreements

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES  (continued)

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

NOTE 13 – SUBSEQUENT EVENTS

Change in Directors

On January 24, 2008, the Company appointed of Jeff Scheive to the Board of Directors. On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 for his current services.  The Company also reports the resignation of Carlton Parfitt from its Board of Directors.  The Company also announced that it has moved its Administrative Office to: 385 52 Ave, Pointe-Calumet ,Quebec JON 1G4.  Fax - 1 888 265 0498: Phone – 514- 688 3289.

Termination of agreement

The Company's due diligence process determined that Computainer Systems International Inc. ("CSII") has not been able to deliver the necessary and relevant documents pertaining to the Computainer Shuffle System technology. Hence, the Company has decided on January 25, 2008 that the Agreement dated October 29, 2007 between the Company and CSII is null and void.

Entering into a new agreement

The Company has signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where Golden Spirit will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs.

The Agreement calls for a joint venture utilizing EnEco's expertise and technology to develop a municipal solid waste (garbage) recycling and biomass derived renewable energy facility.

Golden Spirit and EnEco will build and operate a series of solid waste recycling and biomass derived renewable energy facility with greenhouse and algae subsystems that will utilize our Thermal Oxidation Process System (TOPS) technology to generate electricity for sale to the local power grid .

Item 8.  Changes in and Disagreements with Accountants.

There have been no disagreements with Golden Spirit Minerals Ltd.'s auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2008 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons  performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

                  Age

Position

Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Robert Klein

     60     President & Director

March 16, 2001

.

Jeff Scheive

     23    Secretary/Treasurer & Director

January 24, 2008

The chart above specifies Golden Spirit Enterprises Ltd.’s current officers and directors.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.

On January 24, 2008, the Registrant accepted the resignation of Carlton Parfitt as Secretary, Treasurer, Director and Chief Financial Officer of the Company. The resignation was not motivated by a disagreement with the Company on any matter relating to the Company’'s operations, policies or practices.

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

Jeff Scheive is a Real Estate Developer with a college degree from Bois de Boulogne in Montreal.

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

Item 10.  Executive Compensation.

Directors' Compensation: A total of $2,133 (2006-$8,433) was paid to two directors in cash for the year ended December 31, 2007.

Stock-based Compensation . During the year ended December 31, 2007, $228,000 (2006-$66,000) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock-based compensation in 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of

Amount & Nature of

Percent of Class

Title of Class

Beneficial Owner

Beneficial Owner

Common Stock

-------------------------------------------------------------------------------------------------------------------------------------

Common Stock

 CEDE & Co. (1)

      12,336,461

       68.7.6%

 The Depository Trust Co.

 P.O. Box 222 Bowling Green Station

 New York, New York 10274

Carlton Parfitt

              5,556

         .03%

9560 Parksville Drive

Richmond, BC V7E 4M9

Director until January 24, 2008

Robert Klein

                 278

         .01%

429 West 41st Avenue

Vancouver, BC V5Y 2S6

President & Director

Jeff Scheive

            30,000

         .17%

7160, Rue Saint-Denis,

Montreal, Quebec, H2R Z3Z

Secretary & Treasurer

Directors as a group

           35,834

         .21%

(1) In 2008, we requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List, there were no holders of more than 5% of our issued and outstanding shares.

Security Ownership by Management.  As above, at December 31, 2007, our directors, Robert Klein owned 278 shares and Carlton Parfitt owned 5,556 shares and Jeff Scheive owned 30,000 for and aggregate total of 35,834 shares or 0.21% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

During 2007, companies controlled by significant shareholders earned $20,500 (2006 - $30,000) pursuant to investment banking services contracts.

During 2007, private companies controlled by significant shareholders earned $Nil (2006 - $102,090) pursuant to investor relations services contracts.

During 2007, the Company paid $2,133 (2006 - $8,433) to two directors for management fees.

During 2007, the Company incurred expenses for office rent of $22,417 (2006 - $22,171) to a private company controlled by a significant shareholder.

At December 31, 2007, a total of $149,605 (December 31, 2006 - $212,054) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At December 31, 2007, a total of $656 (December 31, 2006 – (($20,082)) was owing to Legacy Mining Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	December 31, 2007	December 31, 2006

Significant shareholders	$ 144,684	$ 109,875

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Future Related Party Transactions. Although we have not yet formally adopted a policy for the resolution of conflicts regarding related party transactions, we do anticipate that we will fully disclose any and all related party transactions, including, but not limited to,

•

disclosing such transactions in prospectus' where required;

•

disclose in any and all filings with the Securities and Exchange Commission, where required;

•

obtain uninterested directors consent;

•

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

2006: $16,500

2007: $31,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006: $0

2007: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006: $0

2007: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006: $0

2007: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

.Item 14.  Exhibits

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

       Financial Officer-Amended

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief

       Executive Officer-Amended

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief

       Financial Officer-Amended

b) Form 8-K:

November 11, 2007 – Regarding entrty into a definitive agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2008.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

By:

/s/:

--------------

Robert Klein

Its:

President and a Director

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: R. Klein

---------------

April 15, 2008

Robert Klein

President and a Director

/s/: J. Scheive

----------------

April 15, 2008

Jeff Scheive

Director