Form 10-Q
period 2008-03-31
Golden Spirit Enterprises Ltd.
filed 2008-05-15
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

0001073262

Commission File Number

Golden Spirit Enterprises Ltd.

 (Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

 52-2132622
(I.R.S. Employer Identification No.)

385 52 Ave., Pointe-Calumet

Quebec, Canada, J0N 1G4

 (Address of principal executive offices)

514-688-3289

    (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On March 31, 2008 there were 17,971,294 shares outstanding of the issuer’s common stock.

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements................................................................................................F-1

Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007................................F-1

Statements of Operations (Unaudited) For the Three Months

Ended March 31, 2008 and 2007, and the Period from September 13, 1993

(Inception) through March 31, 2008........................................................................................F-2

Statements of Cash Flows (Unaudited) For the Three Months

Ended March 31, 2007 and 2006, and the Period from September13, 1993

(Inception) through March 31, 2008........................................................................................F-3

Notes To Condensed Financial Statements (Unaudited)...........................................................F-4

Item 2.   Management's Discussion and Analysis or Plan of Operation.....................................3-10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................11

Item 4T  Controls and Procedures.........................................................................................11

Part II. OTHER INFORMATION

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 (unaudited)	2007

ASSETS
CURRENT ASSETS
Cash	$ 4,282	$ 6,282

TOTAL CURRENT ASSETS	4,282	6,282

AVAILABLE FOR SALE SECURITIES – related parties	769,518	643, 404
FILM PRODUCTION & DEVELOPMENT COSTS	90,763	90,763
FURNITURE AND EQUIPMENT, net of depreciation of $7,390 (2007-$7,038)	75	107

TOTAL ASSETS	$ 864,638	$ 740,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 43,906	$ 54,109
Due to Shotgun Energy Corporation	147,605	149,605
Due to Legacy Mining Ltd.	656	656
Due to related parties	177,216	144,684

TOTAL CURRENT LIABILITIES	369,383	349,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
17,971,294 (2007 – 17,941,294) common shares	1,797	1,794
Additional paid-in capital	17,237,250	17,233,953
Deferred compensation	(81,280)	(101,822)
Deficit accumulated during the development stage	(17,375,160)	(17,328,957)
Accumulated other comprehensive income	712,648	586,534

TOTAL STOCKHOLDERS’ EQUITY	495,255	391,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 864,638	$ 740,556

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			For the period from September 13, 1993 (inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
REVENUES
Processing fees	$ -	$ -	$ 98,425
Gaming Revenue	-	43	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
	-	43	167,449
COST OF SALES
Poker royalties and processing fees	-	2,941	30,601
GROSS PROFIT (LOSS)		(2,898)	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	3,498	93,895
Consulting fees	20,542	251,344	7,326,834
Depreciation and amortization	32	80	132,494
Exploration costs	-	-	241,754
Investor relations	-	-	695,153
Loss on settlement of debt	-	-	302,500
Management fees	-	2,133	378,447
Office and general	13,276	13,894	554,313
Poker Sponsorships	-	-	52,500
Professional fees	5,092	10,378	581,054
Travel and accommodation	3,961	6,945	238,252
Wages and salaries	3,300	1,177	248,433
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-off of other assets	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	46,203	289,449	15,164,792
LOSS BEFORE THE FOLLOWING:	(46,203)	(292,347)	(15,027,944)
EQUITY LOSS FROM SHOTGUN	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN SHOTGUN	-	-	(313,301)
GAIN/(LOSS )ON SALE OF SECURITIES–rel. party	-	-	8,246
DILUTION GAIN – LEGACY	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978
NET LOSS	$ (46,203)	$ (292,437)	(16,513,214)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.01)	(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9)	17,952,173	15,637,500

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended	Three months ended	For the period from September 13, 1993 (inception)
	March 31,	March 31,	to March 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$ (46,203)	$ (292,347)	$ (16,513,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	80	132,814
Fees and services paid for with shares	23,842	22,917	5,007,438
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	228,000	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Equity loss from Shotgun Energy Corporation	-	-	1,394,280
Write-down of investment in Shotgun Energy Corporation	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(8,246)
Dilution gain – Legacy Miningl Ltd.	-	-	(334,087)
Minority interest in Legacy Mining Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	(10,203)	(21,807)	328,274

CASH FLOWS USED IN OPERATING ACTIVITIES	(32,532)	(63,157)	(3,499,825)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of Securities – related parties	-	-	(56,071)
Net proceeds from sale of shares of Shotgun Energy Corporation	-	-	134,866
Net cash on disposition of Legacy Mining Ltd.	-	-	209,955
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(266,949)

FINANCING ACTIVITIES
Net advances from related parties	30,532	63,132	780,567
Net proceeds on sale of common stock	-	15,300	3,043,350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,532	78,432	3,771,056

NET (DECREASE) INCREASE IN CASH	(2,000)	15,275	4,282

CASH, BEGINNING OF PERIOD	6,282	7,547	-

CASH , END OF PERIOD	$ 4,282	$ 22,822	$ 4,282

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,513,214 and at March 31, 2008 had a working capital deficiency of $365,101.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies”, as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2007 referenced in the 10-KSB.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Recent Accounting Pronouncements

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

On January 1, 2008, we adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB statement No. 115 (FAS 159) but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of March 31, 2008. In conjunction with the adoption of FAS 159, we also adopted FAS no. 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fir value measurements. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted priced included in Level 1 that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its fair value measurement in its entirety.

NOTE 2- BASIS OF PRESENTATION (continued)

At March 31, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related parties totalling $769,518, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $7,216. During the three months ended March 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(1,123), which was recorded as other comprehensive income (loss).  As at March 31, 2008, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $6,093 (2007 - $776).

The Company owns common shares of Legacy Mining Ltd (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the three months ended March 31, 2008, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $127,237, which was recorded as other comprehensive income.  As at March 31, 2008, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $763,426 (2007 - $Nil).

NOTE 4 – RESOURCE  & OTHER PROPERTIES

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

Niger Property

On April 4, 2005, the Company signed a memorandum of understanding with a private corporation to acquire a Uranium Concession on the African Continent.  The Company paid a Cdn $5,000 fee to a third party to commence the process of acquiring a thirty (30) year prospecting permit from the Niger Ministry of Mines.  The Company also agreed to issue 1,666,667 post reverse-split non-refundable restricted Rule 144 common shares upon signing the memorandum, and issue a further 3,888,889 post reverse-split restricted Rule 144 common shares and pay an additional Cdn $5,000 once the Ministry of Mines issues the Prospecting Permit.  During 2006, the Company issued the 1,666,667 non-refundable post reverse-split shares with a value of $600,000.  As at September 30, 2008, the prospecting permit has not been issued.

Other

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

NOTE 4 – RESOURCE  & OTHER PROPERTIES (con’t.)

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

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at March 31, 2008 are made up as follows:

	Gross Cost	Accumulated amortization	Net Cost March 31, 2008	Net Cost December 31, 2007

Acquired films and film rights	$ 84,970	$ -	$ 84,970	$ 84,970
Films in progress	5,793	-	5,793	5,793

	$ 90,763	$ -	$ 90,763	$ 90,763

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of March 31, 2008, the Company has spent $ 28,535 on this project.(2007- $Nil)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of March 31, 2008, the Company has spent $56,434 on this project.(2007 - $Nil)

Films in progress

The Company has signed an Agreement dated February 15, 2007 to represent “The Cabin”, a teen-oriented, horror/thriller feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2008, the Company has spent $ 3,301 on this project. (2007-$Nil)

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS (con’t.)

The Company has signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2008, the Company has spent $ 2,492 on this project. (2007-$Nil)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of March 31, 2008, the Company has spent $ Nil on this project.(2007-$Nil)

NOTE 7– DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To March 31, 2008, a total of $67,230 (December 31, 2007 - $58,058) has been expensed.

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To December 31, 2007, a total of $68,750 (December 31, 2007 - $61,875) has been expensed.

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $36,000) in exchange for 200,000 post reverse-split restricted shares of the Company’s common stock.  To March 31, 2008, a total of $11,250 has been expensed. (December 31, 2007 - $6,750)

NOTE 8 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2008 Stock Transactions

During the three months ended March 31, 2008:

(a)   On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(2)

2008 Stock Options

During the three months ended March 31, 2008, the Company did not grant any stock options to director’s, employees or consultants.

NOTE 8 – CAPITAL STOCK (con't.)

(3)

2007 Stock Transactions

During the three months ending March 31, 2007, the Company issued:

(a) 170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

(4)

2007 Stock Options

(a)

The fair value of the common stock options granted during the three months ended March 31, 2007 was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2008, companies controlled by significant shareholders earned $4,500 (2007 - $6,875) pursuant to investment banking services contracts (refer to Note 6).

During the year ended March 31, 2008, the Company paid $3,300. This amount represents the value of 30,000 restricted shares issued to a Director.  (2007 - $2,133) to directors for management fees.

During the nine months ended March 31, 2008, the Company incurred expenses for office rent of $6,150 (2007 - $5,332) to a private company controlled by a significant shareholder.

At March 31, 2008, a total of $147,605 (December 31, 2007 - $149,605) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At March 31, 2008, a total of $656 (December 31, 2007 - $656 ) was due from Legacy Mining Ltd.., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	March 31, 2008	December 31, 2007
(unaudited)
Significant shareholders	$ 177,216	$ 144,684

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

As of August 1, 2002, Golden Spirit Enterprises Ltd.. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the three months ended March 31, 2008 and 2007 for:	2007	2006

Interest	$ -	$ -

Income taxes	$ -	$ -

During the three months ended March 31, 2008:

The Company issued 30,000 restricted common shares valued at $ 3,300 to a Director

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Golden Spirit Enterprises Ltd., formerly Golden Spirit Gaming Ltd., formerly Golden Spirit Mining Ltd., formerly Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 385 52 Ave. Pointe-Calumet, Quebec, Canada J0N 1G4. Our offices in the United States are located at 702 Kentucky Street, Suite 541, Bellingham, Washington 98225.

On June 30, 2006, the Company changed its name and focus from gaming to reflect the Company’s plan to expand its operations to include the marketing of other products and venues. The Company is involved in the development, production, financing and packaging of innovative film and television programming.

In March 2008, the Company expanded its business to include another sector, being waste energy. The Company has signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where Golden Spirit will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs.

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

 Our Investment in Available for sale securities

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $7,216. During the three months ended March 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $(1,123), which was recorded as other comprehensive income (loss).  As at March 31, 2008, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $6,093 (2007 - $776).

The Company owns common shares of Legacy Mining Ltd (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the three months ended March 31, 2008, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $127,237, which was recorded as other comprehensive income.  As at March 31, 2008, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $763,426 (2007 - $Nil).

FILM PRODUCTION & DEVELOPMENT SECTOR

Film Projects in Post Production

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

Film Productions in Progress

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

As of March 31, 2008, the Company has spent $ 3,301 on this project.

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

As of March 31, 2008, the Company has spent $ 2,492 on this project.

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

At March 31, 2008, the Company has been advised by ASB that all 26 episodes of the children’s series have been written and the Company is currently talking to various parties to distribute the series.

As of March 31, 2008, the Company has spent $ 56,014 on this project.

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

As of March31, 2008, the Company has spent $ Nil on this project.

WASTE ENERGY SECTOR

Our Thermal Oxidation Process System (TOPS) Greencycle Gasification plants decompose organic matter (with heat and air) and recover non-organics by utilizing specialized equipment and is a proven alternative to landfills. Greencycle uses low heat (500-600 Celsius) to convert all the carbon locked up in unsorted garbage into a form where it produces high quality heat through a second stage gas oxidizer running at around 1,100 Celsius. This process creates energy, enough to make electrical energy and support district heating / greenhouses. The Greencycle system provides controlled conditions to utilize Carbon Dioxide (CO2) for accelerated plant growth in greenhouses and algae farms.  The other non-carbon materials in garbage, such as aluminum, tin, copper and stainless steel, and can be easily separated after all the carbon has been removed without melting or slagging. Micron sized metals, silica, calcium etc, are also sorted out for re-use by using the Ash Recycling and Recovery Equipment (ARRE) sub-system.

As of March 31, 2008, the Company, having just signed the agreement on March 28, 2008, has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended March 31, 2008.

Liquidity and Capital Resources.

At March 31, 2008, we had total assets of $864,638, including current assets in cash only of $4,282. We have equipment, net of depreciation of $75, film production & development costs of $90,763 and available for sale securities of $769,518. As of December 31, 2007, we had total  assets of $740,556. The increase in assets is primarily due to an increase in the carrying value of available for sale securities.

At March 31, 2008, we had current liabilities of $369,383, which was represented by accounts payable and accrued liabilities of $43,906, due to Shotgun Energy Corporation – related party of $147,605, due to Legacy Mining Ltd.- related party of $656 and $177,216 due to related parties. As of December 31, 2007 we had total current liabilities of $349,054. The increase in liabilities was a result of payments received to increase due to related parties.  At March 31, 2008, we had a working capital deficiency of $365,101. (December 31, 2007 - $342,772).

We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time.  We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule.  No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. We have not identified any alternative sources of financing.

Results of Operations

From inception to March 31, 2008, we have incurred cumulative net losses of $16,513,214 resulting primarily from a write-down and equity loss in Shotgun Energy Corporation (a related party) of $1,707,581, a  $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Mining Ltd. (a related party – see our Investment in Available for sale securities - Legacy Mining Ltd. above) and general and administrative expenses of $15,164,792, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,326,834.

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

•

payment of undetermined expenses relating to the Eneco venture (see above)

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

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, we had cash in the amount of $4,282. We have not generated any significant revenues since inception and have incurred a net loss of $16,513,214 from our inception on September 13, 1999 to March 31, 2008. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk Factors

Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

2008 Transactions

On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

2007 Transactions

170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6. EXHIBITS

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: May 15,2008	By: /s/ R. Klein
Robert Klein
President and C.E.O.

Date: May 15,2008	By: /s/ J. Scheive
Jeff Scheive
Secretary, Treasurer and C.F.O.