Form 10-Q
period 2008-06-30
Golden Spirit Enterprises Ltd.
filed 2008-08-18
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0001073262

Golden Spirit Enterprises Ltd.

 (Exact name of small business issuer as specified in it’s charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2008 there were 18,658,794 shares outstanding of the issuer’s common stock.

INDEX                                                                                                                               PAGE

Item 1. Financial Statements.	F-1

Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007.	F-1

Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2008 and 2007, and the Period from September 13, 1993 (Inception) through June 30, 2008	F-2

Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2008 and 2007, and the Period from September 13, 1993 (Inception) through June 30, 2008	F-3

Notes To Condensed Financial Statements (Unaudited).	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation.	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T Controls and Procedures	10

Part II. OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

SIGNATURES	12

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(UNAUDITED)

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008 (unaudited)	2007

ASSETS
CURRENT ASSETS
Cash	$ 6,591	$ 6,282

TOTAL CURRENT ASSETS	6,591	6,282

AVAILABLE FOR SALE SECURITIES – related parties	1,264,468	643, 404
FILM PRODUCTION & DEVELOPMENT COSTS	90,763	90,763
FURNITURE AND EQUIPMENT, net of depreciation of $7,390 (2007-$7,038)	43	107

TOTAL ASSETS	$ 1,361,865	$ 740,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 32,197	$ 54,109
Due to Shotgun Energy Corporation	29,855	149,605
Due to Legacy Wine & Spirits International Ltd.	656	656
Due to related parties	192,366	144,684

TOTAL CURRENT LIABILITIES	255,074	349,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
18,658,794 (2007 – 17,941,294) common shares	1,865	1,794
Additional paid-in capital	17,306,932	17,233,953
Deferred compensation	(60,738)	(101,822)
Deficit accumulated during the development stage	(17,386,306)	(17,328,957)
Accumulated other comprehensive income	1,245,038	586,534

TOTAL STOCKHOLDERS’ EQUITY	1,106,791	391,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,361,865	$ 740,556

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Results of operations from

					September 13,
					1993 (inception)
	Three months ended		Six months ended		to December 31,
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	2007
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	-	-	43	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
	-	-	-	43	167,449
COST OF SALES
Poker royalties and processing fees	-	-	-	2,941	30,601
GROSS PROFIT (LOSS)	-	-	-	(2,898)	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing		1,730	-	5,228	93,895
Consulting fees	24,042	26,166	44,584	277,510	7,350,876
Depreciation and amortization	32	80	64	160	132,526
Exploration costs		-	-	-	241,754
Investor relations		651	-	651	695,153
Loss on settlement of debt		-	-	-	302,500
Management fees		-	-	2,133	378,447
Office and general	8,304	16,992	21,580	30,886	562,617
Poker Sponsorships		-	-	-	52,500
Professional fees	1,068	10,036	6,160	20,414	582,122
Travel and accommodation	-	5,495	3,961	12,440	238,252
Wages and salaries	-	4,249	3,300	5,426	248,433
Write-off of website development costs		-	-	-	425,682
Write-down (recovery) of URL costs		-	-	-	1,571,657
Write-down of technology license		-	-	-	2,055,938
Write-off of other assets		-	-	-	265,886
	33,446	65,399	79,649	354,198	15,198,238
LOSS BEFORE THE FOLLOWING:	33,446	(65,399)	79,649	(357,848)	(15,058,390)
EQUITY LOSS FROM SHOTGUN		(318,226)		(357,848)	(1,394,280)
WRITE-DOWN OF INVESTMENT IN SHOTGUN ENERGY		-		-	(313,301)
GAIN(/LOSS) ON SALE OF SECURITIES	22,300	-	22,300	-	30,546
DILUTION GAIN – LEGACY		-		-	334,087
PROPERTY OPTION LOSS		-		-	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS		-		-	479,978
NET LOSS	$ (11,146)	$ (65,399)	$ (57,349)	$ (357,746)	$ (16,524,360)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8)	18,228,453	15,906,426	18,089,663	16,060,055

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			September 13,
	Six months ended	Six months ended	1993 (inception)
	June 30,	June 30,	to June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$ (57,349)	$ (357,746))	$ (16,524,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	160	132,846
Fees and services paid for with shares	47,884	48,084	5,031,480
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	228,000	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development Costs	-	(88,905)	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Equity loss from Shotgun Energy Corporation	-	-	1,394,280
Write-down of investment in Shotgun Energy Corporation	-	-	313,301
(Gain)/Loss on sale of marketable securities	(22,300)	-	(30,546)
Dilution gain – Legacy Wine & Spirits International Ltd.	-	-	(334,087)
Minority interest in Legacy Wine & Spirits International Ltd. loss	-	-	(479,978)
Net changes in operating assets and liabilities	(21,912)	(2,452)	316,565

CASH FLOWS USED IN OPERATING ACTIVITIES	(53,613)	(172,859)	(3,520,906)

INVESTING ACTIVITIES	-	-
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	-	-	(56,071)
Proceeds from sale of shares – related parties	59,740	-	194,606
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	59,740	-	(207,209)

FINANCING ACTIVITIES
Net advances (to) from related parties	(72,068)	21,037	625,106
Net proceeds on sale of common stock	66,250	171,500	3,109,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(5,818)	192,537	3,734,706

NET INCREASE IN CASH	309	19,678	6,591

CASH, BEGINNING OF PERIOD	6,282	7,547	-

CASH , END OF PERIOD	$ 6,591	$ 27,225	6,591

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 – NATURE OF OPERATIONS

Golden Spirit Enterprises, Ltd. ("The Company") was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 25,000,000 restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. The Company will be involved in the development, production, financing and packaging of innovative film and television programming.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,524,360 and at June 30, 2008 had a working capital deficiency of $248,483.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X “Financial Statements of Smaller Reporting Companies”, as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2007 referenced in the 10-KSB.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Stock-Based Compensation

On January 1, 2008, we adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB statement No. 115 (FAS 159) but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of March 31, 2008. In conjunction with the adoption of FAS 159, we also adopted FAS no. 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fir value measurements. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted priced included in Level 1 that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its fair value measurement in its entirety.

At June 30, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities - related parties totalling $1,264,468, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

At June 30, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related parties totalling $1,264,468, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $7,216. During the six months ended June 30, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(1,123), which was recorded as other comprehensive income (loss).  As at June 30, 2008, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $6,093 (2007 - $776).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the six months ended June 30, 2008, the Company sold 62,400 shares resulting in a realized gain of $22,300 (net of commissions of $1,346) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $650,717, which was recorded as other comprehensive income.  As at June 30, 2008, the Company owns 1,209,977 shares of Legacy’s common stock with a market value of $1,258,375. (2007 - $Nil).

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

JUNE 30, 2008

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

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at June 30, 2008 are made up as follows:

	Gross Cost	Accumulated amortization	Net Cost June 30, 2008	Net Cost December 31, 2007

Acquired films and film rights	$ 84,970	$ -	$ 84,970	$ 84,970
Films in progress	5,793	-	5,793	5,793

	$ 90,763	$ -	$ 90,763	$ 90,763

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of June 30, 2008, the Company has spent $ 28,535 on this project.(2007- $Nil)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of June 30, 2008, the Company has spent $56,434 on this project.(2007 - $Nil)

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2008, the Company has spent $ 3,301 on this project. (2007-$Nil)

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS (con’t.)

The Company has signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2008, the Company has spent $ 2,492 on this project. (2007-$Nil)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of June 30, 2008, the Company has spent $ Nil on this project.(2007-$Nil)

NOTE 7– DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To June 30, 2008, a total of $83,272 (December 31, 2007 - $58,058) has been expensed.

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To December 31, 2007, a total of $68,750 (December 31, 2007 - $61,875) has been expensed.

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $36,000) in exchange for 200,000 post reverse-split restricted shares of the Company’s common stock.  To June 30, 2008, a total of $15,750 has been expensed. (December 31, 2007 - $6,750)

NOTE 8 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2008 Stock Transactions

During the six months ended June 30, 2008:

(a)

On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(b)

On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for his current services

(c)

662,500 incentive stock options were exercised at $0.10 per share for proceeds of $66,250.

(2)         2008 Stock Options

During the six months ended June 30, 2008, the Company did not grant any stock options to director’s, employees or consultants.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 8 – CAPITAL STOCK

(3)

2007 Stock Transactions

During the six months ending June 30, 2007, the Company issued:

(a)

170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

(b)

1,137,500 post reverse-split options were exercised pursuant to the Company’s 2005 and 2006 Stock Incentive and Option Plans, were exercised at $0.09 and $0.10 per share for cash proceeds of $106,200.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, companies controlled by significant shareholders earned $9,000 (2007 - $13,750) pursuant to investment banking services contracts (refer to Note 6).

During the six months ended June 30, 2008, the Company paid $3,300 to a director. This amount represents the value of 30,000 restricted shares issued .  (2007 - $2,133) to directors for management fees.

During the six months ended June 30, 2008, the Company incurred expenses for office rent of $12,300 (2007 - $11,013) to a private company controlled by a significant shareholder.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

At June 30, 2008, a total of $29,855 (December 31, 2007 - $149,605) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At June 30, 2008, a total of $656 (December 31, 2007 - $656 ) was due from Legacy Wine & Spirits International Ltd.., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	June 30, 2008	December 31, 2007
(unaudited)
Significant shareholders	$ 192,366	$ 144,684

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

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005.  The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the Company from the claims made by the plaintiff.  The court case was dismissed in favour of the Company in the second quarter of 2008.

As of August 1, 2002, Golden Spirit Enterprises Ltd.. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008 and it was renewed for an additional 3 years at $2,050.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the six months ended June 30, 2008 and 2007 for:	2008	2007

Interest	$ -	$ -

Income taxes	$ -	$ -

During the six months ended June 30, 2008:

The Company issued 30,000 restricted common shares valued at $ 3,300 to a Director

The Company issued 25,000 restricted common shares valued at $ 3,500 to a Consultant.

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

 Our Investment in Available for sale securities

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $7,216. During the six months ended June 30, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(1,123), which was recorded as other comprehensive income (loss).  As at June 30, 2008, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $6,093 (2007 - $776).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. . During the six months ended June 30, 2008, the Company sold 62,400 shares resulting in a realized gain of $22,300 (net of commissions of $1,346) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $650,717, which was recorded as other comprehensive income.  As at June 30, 2008, the Company owns 1,209,977 shares of Legacy’s common stock with a market value of $1,258,375. (2007 - $Nil).

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

As at June 30, 2008, the Company is seeking various avenues to distribute this film

As of June 30 30, 2008, the Company has spent $ 28,535 on this project.

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

As of June 30, 2008, the Company has spent $ 3,301 on this project.

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

As of June 30, 2008, the Company has spent $ 2,492 on this project.

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

At June 30, 2008, the Company has been advised by ASB that all 26 episodes of the children’s series have been written and the Company is currently talking to various parties to distribute the series and has received serious interest from three parties.

As of June 30, 2008, the Company has spent $ 56,014 on this project.

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

As of June 30, 2008, the Company has spent $ Nil on this project.

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

As of June 30, 2008, the Company, having just signed the agreement on March 28, 2008, has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the six month period ended June 30, 2008.

Liquidity and Capital Resources.

At June 30, 2008, we had total assets of $1,361,865, including current assets in cash of $6,591. We have equipment of $43, net of depreciation of $7,390, film production & development costs of $90,763 and available for sale securities of $1,264,468. As of December 31, 2007, we had total  assets of $740,556. The increase in assets is primarily due to an increase in the carrying value of available for sale securities.

At June 30, 2008, we had current liabilities of $255,074, which was represented by accounts payable and accrued liabilities of $32,197, due to Shotgun Energy Corporation – related party of $29,855, due to Legacy Wine & Spirits International Ltd.- related party of $656 and $192,366 due to related parties. As of December 31, 2007 we had total current liabilities of $349,054. The decrease in liabilities was a result of payments made to decrease due to related parties.  At June  30, 2008, we had a working capital deficiency of $248,482. (December 31, 2007 - $342,772).

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

Results of Operations

From inception to June 30, 2008, we have incurred cumulative net losses of $16,524,360 resulting primarily from a write-down and equity loss in Shotgun Energy Corporation (a related party) of $1,707,581, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd.. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,198,238, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,350,876.

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

We do anticipate certain expenditures within the next 12 months for our film production and distribution.   We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the >next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, we had cash in the amount of $6,591. We have not generated any significant revenues since inception and have incurred a net loss of $16,524,360 from our inception on September 13, 1999 to June 30, 2008. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 28, 2005, the Company received notice of a lawsuit from Thomas L. Franklin, a professional poker player formerly under contract with 4KE, for an alleged breach of contract for services rendered based on the original contract between the Company and 4KE dated July 18, 2005.  The Company, 4KE, and certain individuals, are being sued for $967,500, plus interest at the rate of 8% per annum from August 22, 2005, and all costs pertaining to this legal matter.  An attorney in Mississippi has been retained to defend this action and to apply for a dismissal of the case, based on Mississippi being the wrong jurisdiction for this suit and to defend the Company from the claims made by the plaintiff.  The court case was dismissed in favor of the Company in the second quarter of 2008.

ITEM 1A. Risk Factors

Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

2008 Transactions

During the six months ended June 30, 2008:

(a)

On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(b)

On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for his current services

(c)

662,500 incentive stock options were exercised at $0.10 per share for proceeds of $66,250.

2007 Transactions

   During the six months ending June 30, 2007, the Company issued:

(a)170,000 post reverse-split options, granted pursuant to the Company’s 2006 Stock Incentive and Option Plan, were exercised at $0.09 per share for cash proceeds of $15,300.

(b)  1,137,500 post reverse-split options were exercised pursuant to the Company’s 2005 and 2006 Stock Incentive and Option Plans, were exercised at $0.09 and $0.10 per share for cash proceeds of $106,200.

(c)  200,000 post reverse-split shares were issued pursuant to a Private Placement Agreement, for cash proceeds of $50,000.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

On August 7, 2008, Janice Chow, a businesswoman based in Hong Kong joined the Board of Directors of the Company.  Long time director and former President, Robert Klein has resigned as a director of the Company to pursue other business interests.

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: August 14,2008	By: /s/ M. Scheive
Marc Scheive
President and C.E.O.

Date: August 14,2008	By: /s/ J. Chow
Janice Chow
Secretary, Treasurer and C.F.O.