Form 10-Q
period 2008-09-30
Golden Spirit Enterprises Ltd.
filed 2008-11-14
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2008 there were 18,842,024 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS                                                                                                 PAGE

Item 1. Financial Statements.	F-1

Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007	F-1

Statements of Operations (Unaudited) For the Three Months and Nine Months Ended September 30, 2008 and 2007, and the Period from September 13, 1993 (Inception) through September 30, 2008	F-2

Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2007 and 2006, and the Period from September13, 1993 (Inception) through September 30, 2008	F-3

Notes To Condensed Financial Statements (Unaudited).	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation.	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T Controls and Procedures	13

Part II. OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURES	16

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008 (unaudited)	2007

ASSETS
CURRENT ASSETS
Cash	$ 6,760	$ 6,282

TOTAL CURRENT ASSETS	6,760	6,282

AVAILABLE FOR SALE SECURITIES – related parties	730,669	643, 404
FILM PRODUCTION & DEVELOPMENT COSTS	90,763	90,763
FURNITURE AND EQUIPMENT, net of depreciation of $7,454 (2007-$7,038)	11	107

TOTAL ASSETS	$ 828,203	$ 740,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 35,561	$ 54,109
Due to Shotgun Energy Corporation	32,032	149,605
Due to Legacy Wine & Spirits International Ltd.	656	656
Due to related parties	226,955	144,684

TOTAL CURRENT LIABILITIES	295,204	349,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
18,842,024 (2007 – 17,941,294) common shares	1,883	1,794
Additional paid-in capital	17,323,737	17,233,953
Deferred compensation	(40,196)	(101,822)
Deficit accumulated during the development stage	(17,446,213)	(17,328,957)
Accumulated other comprehensive income	693,788	586,534

TOTAL STOCKHOLDERS’ EQUITY	532,999	391,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 828,203	$ 740,556

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Results of operations from

					September 13,
					1993 (inception)
	Three months ended		Nine months ended		to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	-	-	43	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
	-	-	-	43	167,449
COST OF SALES
Poker royalties and processing fees	-	-	-	2,941	30,601
GROSS PROFIT (LOSS)	-	-	-	(2,898)	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	5,228	93,895
Consulting fees	20,542	22,592	65,126	300,102	7,371,418
Depreciation and amortization	32	80	96	240	132,558
Exploration costs	-	-	-	-	241,754
Investor relations	-	-	-	651	695,153
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	-	-	2,133	378,447
Office and general	19,076	6,527	40,656	37,413	581,693
Poker Sponsorships	-	-	-	25,530	52,500
Professional fees	9,450	5,116	15,610	12,440	591,572
Travel and accommodation	9,646	-	13,606	5,426	247,897
Wages and salaries	1,000	-	4,300	-	249,433
Write-off of website development costs	-	-	-	-	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-off of other assets	-	-	-	-	265,886
	59,745	34,315	139,394	389,164	15,257,983
LOSS BEFORE THE FOLLOWING:	(59,745)	(34,315)	(139,394)	(392,061)	(15,121,135)
EQUITY LOSS FROM SHOTGUN	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN SHOTGUN ENERGY	-	-	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES	(162)	-	22,138	-	30,384
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	-	-	479,978
NET LOSS	(59,907)	(34,315)	(117,256)	(392,061)	$ (16,584,267)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.01)	(0.01)	(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,784,711	15,175,398	18,310,321	16,060,055

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended	Nine months ended	September13,1993 (inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$ (117,256)	$ (392,061)	$ (16,584,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96	240	133,102
Fees and services paid for with shares	69,346	66,376	5,032,480
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	228,000	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development Costs	-	(90,342)	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Equity loss from Shotgun Energy Corporation	-	-	1,394,280
Write-down of investment in Shotgun Energy Corporation	-	-	313,301
(Gain)/Loss on sale of marketable securities	(22,138)	-	(30,384)
Dilution gain – Legacy Wine & Spirits International Ltd.	-	-	(334,087)
Minority interest in Legacy Wine & Spirits International Ltd. loss	-	-	(479,978)
Net changes in operating assets and liabilities	(18,548)	9,616	340,391

CASH FLOWS USED IN OPERATING ACTIVITIES	(88,500)	(178,171)	(3,555,794)
			,
INVESTING ACTIVITIES	-	-
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	(19,533)	-	(75,603)
Proceeds from sale of shares – related parties	61,740	-	196,606
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	42,207	-	(224,741)

FINANCING ACTIVITIES
Net advances (to) from related parties	(35,302)	14,558	661,872
Net proceeds on sale of common stock	82,073	171,500	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46,771	186,058	3,787,295

NET INCREASE IN CASH	478	7,887	6,760

CASH, BEGINNING OF PERIOD	6,282	7,547	-

CASH , END OF PERIOD	$ 6,760	$ 15,434	$ 6,760

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (unaudited)

NOTE 1 – NATURE OF OPERATIONS

Golden Spirit Enterprises Ltd. (“The Company “) was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 25,000,000 restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. The Company will be involved in the development, production, financing and packaging of innovative film and television programming.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,584,268 and at September 30, 2008 had a working capital deficiency of $288,444. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

SEPTEMBER 30, 2008

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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment. The Company is expecting to recover production costs in the fourth quarter of 2008. Should this not occur, the costs will be deemed unrecoverable and charged to operations.

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

SEPTEMBER 30, 2008

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. The provisions of SFAS141R and 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. We are currently assessing what impact the adoption of SFAS 141R and 160 will have on our financial position and results of operations.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $7,216. During the nine months ended September 30, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(2,940), which was recorded as other comprehensive income (loss).  As at September 30, 2008, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $4,276 (2007 - $776).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the nine months ended September 30, 2008, the Company acquired 23,200 shares valued at $19,532 sold 64,400 shares resulting in a realized gain of $22,138 (net of commissions of $1,428) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $101,284, which was recorded as other comprehensive income.  As at September 30, 2008, the Company owns 1,231,177 shares of Legacy’s common stock with a market value of $726,393. (2007 - $Nil).

Available for sale securities – related parties include the following:

	September30,	December 31,
	2008	2007
1,231,177 (2007-1,272,377) shares of Legacy Mining Ltd.	$ 726,393	$ 636,188
53,450 (2007- 53,450) shares of Shotgun Energy Corporation	4,276	7,216
	$ 730,669	$ 643,404

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

SEPTEMBER 30, 2008

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

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at September 30, 2008 are made up as follows:

	Gross Cost	Accumulated amortization	Net Cost September 30, 2008	Net Cost December 31, 2007

Acquired films and film rights	$ 84,970	$ -	$ 84,970	$ 84,970
Films in progress	5,793	-	5,793	5,793

	$ 90,763	$ -	$ 90,763	$90,763

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of September 30, 2008, the Company has spent $ 28,535 on this project. (2007- $Nil)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of September 30, 2008, the Company has spent $56,434 on this project. (2007 - $Nil)

Films in progress

The Company has signed an Agreement dated February 15, 2007 to represent “The Cabin”, a teen-oriented, horror/thriller feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2008, the Company has spent $ 3,301 on this project. (2007-$Nil)

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 6 – FILM PRODUCITON AND DEVELOPMENT COSTS (con’t.)

The Company has signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2008, the Company has spent $ 2,492 on this project. (2007-$Nil)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of September 30, 2008, the Company has spent $ Nil on this project. (2007-$Nil)

NOTE 7– DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To September 30, 2008, a total of $92,439 (December 31, 2007 - $58,058) has been expensed.

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To September 30, 2008, a total of $75,625 (December 31, 2007 - $61,875) has been expensed.

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $36,000) in exchange for 200,000 post reverse-split restricted shares of the Company’s common stock.  To September 30, 2008, a total of $20,250 has been expensed. (December 31, 2007 - $6,750)

NOTE 8 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2008 Stock Transactions

During the nine months ended June 30, 2008:

(a)

On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(b)

On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for his current services

(c)

820,730 incentive stock options were exercised at $0.10 per share for proceeds of $82,073.

(d)

On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for her current services

(2)         2008 Stock Options

During the nine months ended September 30, 2008, the Company did not grant any stock options to directors, employees or consultants.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

(4)

2007 Stock Options

The fair value of the common stock options granted during the year was measured at the grant date using the Black-

Scholes option pricing model with the following weighted average assumptions:

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, companies controlled by significant shareholders earned $13,500 (2007 - $16,000) pursuant to investment banking services contracts (refer to Note 6).

During the nine months ended September 30, 2008, the Company paid $4,300 to two directors. This amount represents the value of 55,000 restricted shares issued . (2007 - $2,133) to directors for management fees.

During the nine months ended September 30, 2008, the Company incurred expenses for office rent of $18,750 (2007 - $11,013) to a private company controlled by a significant shareholder.

At September 30, 2008, a total of $32,032 (December 31, 2007 - $149,605) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 9 – RELATED PARTY TRANSACTIONS (con’t.)

At September 30, 2008, a total of $656 (December 31, 2007 - $656 ) was due from Legacy Wine & Spirits International Ltd.., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	September 30, 2008	December 31, 2007
(unaudited)
Significant shareholders	$ 226,955	$ 144,684

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

As of August 1, 2002, Golden Spirit Enterprises Ltd..has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008 and it was renewed for an additional 3 years at $2,200.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended September 30, 2008 and 2007 for:	2008	2007

Interest	$ -	$ -

Income taxes	$ -	$ -

During the nine months ended September 30, 2008:

The Company issued 30,000 restricted common shares valued at $ 3,300 to a Director

The Company issued 25,000 restricted common shares valued at $ 3,500 to a Consultant.

The Company issued 25,000 restricted common shares valued at $ 1,000 to a Director

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

As 2UOnline.com, Inc., due to the growth of the Internet, the Company decided to pursue Internet-related activities. We anticipated our plan for online sales of various items (chocolates, flowers, etc.) would create positive cash flow. The plan was not realized.

As Golden Spirit Minerals Ltd. (and later Golden Spirit Mining Ltd.), the Company acquired 90% ownership of the Ester Creek Gold properties located near Fairbanks, Alaska for $45,000 cash and the issuance of 450,000 restricted shares of the Company's common stock. Due to the inability to work the property year round, the initial exploration did not warrant working the property further. The property was abandoned.

As Golden Spirit Gaming Ltd., the Company created an online poker website whereby customers could play for fun or for stakes. On September 30, 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006  prohibiting banks, credit card companies, money transmitting businesses, and other third-party payment providers from knowingly processing online gaming transactions. Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management decided to discontinue its online gaming operations in 2006.

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

 Our Investment in Available for sale securities

The Company owns common shares of Shotgun Energy Corporation (“Shotgun”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Shotgun.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $7,216. During the nine months ended September 30, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(2,940), which was recorded as other comprehensive income (loss).  As at September 30, 2008, the Company owns 53,450 shares of Shotgun’s common stock with a market value of $4,276 (2007 - $776).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the nine months ended September 30, 2008, the Company acquired 23,200 shares valued at $19,532 sold 64,400 shares resulting in a realized gain of $22,138 (net of commissions of $1,428) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $101,284, which was recorded as other comprehensive income.  As at September 30, 2008, the Company owns 1,231,177 shares of Legacy’s common stock with a market value of $726,393. (2007 - $Nil).

Available for sale securities – related parties include the following:

	September30,	December 31,
	2008	2007
1,231,177 (2007-1,272,377) shares of Legacy Mining Ltd.	$ 726,393	$ 636,188
53,450 (2007- 53,450) shares of Shotgun Energy Corporation	4,276	7,216
	$ 730,669	$ 643,404

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

As at September 30, 2008, the Company is seeking various avenues to distribute this film

As of September 30, 2008, the Company has spent $ 28,535 on this project.

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

As of September 30, 2008, the Company has spent $ 3,301 on this project.

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

Captain Herrick begins assembling his group of nine operatives from their various assignments around the world and begins the planning and training operations for a covert mission into the heavily fortified Indonesian jungle where Black Fist makes its headquarters. Having mixed feelings about his team being used to help an arms dealer who’s long been supplying the very weapons responsible for killing thousands world wide, including some of his own operatives, he informs his team that after the rescue of the girl and the disposal of Black Fist, they will bring Asim to justice.

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

As of September 30, 2008, the Company has spent $ 2,492 on this project.

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

As of September 30, 2008, the Company has spent $ 56,014 on this project.

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

As of September 30, 2008, the Company has spent $ Nil on this project.

In summary:

The $84,970 for acquired film rights consists of the following:

Cash payment for rights to Amazing Super Buddies (ASB)

   $ 54,000

Cash payment for rights to Tales of Rain and Magic (TRM)                   25,000

35 mm film reels and gala screening costs for TRM

                    3,535

Compact Discs and costs for trailer for ASB                                           2,435

Total

   $ 84,970

The $5,793 for films in progress consists of the following:

Cash payment for rights to The Cabin

               $   1,000

Cash payment for rights to Brotherhood of the Phoenix

                    1,000

Filming of trailers for The Cabin and Brotherhood of the Phoenix             3,793

Total

   $   5,793

The Company reviews the impairment issue at each quarter on its completed films and films in progress. The Company has letters of intent on hand with distribution partners for its films. The Company expects those assets to generate revenue in the fourth quarter of 2008. Should this not occur, the Company will address any impairment of its investment in films and film distribution rights.

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

As of September 30, 2008, the Company, having just signed the agreement on March 28, 2008, has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the six month period ended September 30, 2008.

Liquidity and Capital Resources.

At September 30, 2008, we had total assets of $828,203, including current assets in cash only of $6,760. We have equipment of $11, net of depreciation of $7,454, film production & development costs of $90,763 and available for sale securities of $730,669. As of December 31, 2007, we had total  assets of $740,556. The increase in assets is primarily due to an increase in the carrying value of available for sale securities.

At September 30, 2008, we had current liabilities of $295,204, which was represented by accounts payable and accrued liabilities of $35,561, due to Shotgun Energy Corporation – related party of $32,032, due to Legacy Wine & Spirits International Ltd.- related party of $656 and $226,955 due to related parties. As of December 31, 2007 we had total current liabilities of $349,054. The decrease in liabilities was a result of payments made to decrease the amount due to Shotgun Energy Corporation.  At September 30, 2008, we had a working capital deficiency of $288,444. (December 31, 2007 - $342,772).

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

Results of Operations

From inception to September 30, 2008, we have incurred cumulative net losses of $16,584,268 resulting primarily from a write-down and equity loss in Shotgun Energy Corporation (a related party) of $1,707,581, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd.. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,257,984, a significant amount of which is made up of consulting fees and stock based compensation expense totaling $7,371,418.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we had cash in the amount of $6,760. We have not generated any significant revenues since inception and have incurred a net loss of $16,584,268 from our inception on September 13, 1999 to September 30, 2008. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of September  30, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)        2008 Stock Transactions

During the nine months ended September 30, 2008:

(a)

On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(b)

On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for his current services

(c)

820,730 incentive stock options were exercised at $0.10 per share for proceeds of $82,073.

(d)

On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for her current services

(2)        2008 Stock Options

During the nine months ended September 30, 2008, the Company did not grant any stock options to directors, employees or consultants.

(3)

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

(4)

2007 Stock Options

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: November 14 14,2008	By: /s/ M. Scheive
Marc Scheive
President and C.E.O.

Date: November14,2008	By: /s/ J. Chow
Janice Chow
Secretary, Treasurer and C.F.O.