Form 10-K
period 2008-12-31
Golden Spirit Enterprises Ltd.
filed 2009-04-15
CIK 1076262

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

GOLDEN SPIRIT ENTERPRISES LTD.

DELAWARE	52-2132622
(STATE OF INCORPORATION)	(I.R.S. ID)

719 30TH AVENUE, POINTE CALUMET, QUEBEC, CANADA J0N 1G1

(514) 688-3289

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC:BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x]    No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]     No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ];

Non-accelerated filer [ ]   (Do not check if a smaller reporting company)                Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No[ x ]

As of December 31 2008, there were 18,042,024 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Golden Spirit Enterprises Ltd.
FORM 10-K

For The Fiscal Year Ended December 31, 2008

INDEX

PART I

3

ITEM 1.    BUSINESS

ITEM 1A.  RISK FACTORS

10

ITEM 1B.  UNRESOLVED STAFF COMMENTS

10

ITEM 2.    PROPERTIES

10

ITEM 3.    LEGAL PROCEEDINGS

11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

11

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

                     EQUITY SECURITIES

11

ITEM 6.    SELECTED FINANCIAL DATA

14

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

30

ITEM 9A.  CONTROLS AND PROCEDURES EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

31

ITEM 9B.  OTHER INFORMATION

32

PART III

32

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

32

ITEM 11.    EXECUTIVE COMPENSATION

33

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                        MATTERS

34

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

35

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

36

PART IV

36

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

36

SIGNATURES

37

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS GENERAL

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

We were originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. We were inactive from September 13, 1993, through November 1998, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in oil and natural gas producing properties. The Company will be involved in the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants.

OUR BUSINESS

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

The Company will be involved in the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants. The Agreement calls for a joint venture utilizing EnEco's expertise and technology to develop a municipal solid waste (garbage) recycling and biomass derived renewable energy facility. Golden Spirit and EnEco will build and operate a series of solid waste recycling and biomass derived renewable energy facility with greenhouse and algae subsystems that will utilize our Thermal Oxidation Process System (TOPS) technology to generate electricity for sale to the local power grid. Further details on the new Golden Spirit - Eneco project can be viewed on our website www.goldenspirit.ws.

Our Investment in Available for sale securities – related parties

Organa Gardens International Inc. (formerly Shotgun Energy Corporation)

The Company owns common shares of Organa Gardens International Inc. (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As at December 31, 2007, the Company owns 53,450 shares of Organa’s common stock with a market value of $7,216. During year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(5,612), which was recorded as other comprehensive income (loss).  As at December 31, 2008, the Company owns 53,450 shares of Organa’s common stock with a market value of $1,604 (2007 - $7,216).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities >totalling $385,314, which was recorded as other comprehensive income.  As at December 31, 2008, the Company owns 1,196,177 shares of Legacy’s common stock with a market value of $980,864. (2007 - $636,188).

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2008	2007
1,196,177 (2007-1,272,377) shares of Legacy Wine & Spirits Int’l.	$ 980,864	$ 636,188
53,450 (2007- 53,450) shares of Organa Gardens International	1,604	4,276
	$ 982,468	$ 643,404

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

The Company is pleased to reports that its Reception Gala and World Premiere Screening of the Chinese Feature Film “Tales of Rain and Magic” was a  success, raising over $8,000 CDN for the Greater Vancouver Food Bank Society. The film played to a full capacity audience with standing room only left. The film received an enthusiastic round of applause and overwhelming accolades at the end with many of the guests inquiring as to when it will be in wide release. “Tales of Rain and Magic” was also well received when it was recently shown at the Shanghai, Moscow, and Rhode Island Film Festivals.

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”. Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries.

As at December 31, 2008, the Company is seeking various avenues to distribute this film

As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2007 - $28,535)

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

As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2007 - $3,301)

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

As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2007 - $2,942)

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

At June 30, 2008, the Company has been advised by ASB that all 26 episodes of the children’s series have been written and the Company is currently talking to various parties to distribute the series and has received serious interest from three parties. However, none of three parties have committed to distribuition as at December 31, 2008.

As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a nominal value of  $1. (2007 - $56,434)

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

As of December 31, 2008, the Company has spent $ Nil on this project.

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

Cash payment for rights to Brotherhood of the Phoenix

                          1,000

Filming of trailers for The Cabin and Brotherhood of the Phoenix

         3,793

Total

         $    5,793

The Company reviews the impairment issue at each quarter on its completed films and films in progress. The Company has letters of intent on hand with distribution partners for its films. The Company expected those assets to generate revenue in the fourth quarter of 2008. The Company received no firm commitments to distribute its films as of December 31, 2008, therefore, due to uncertainty of realization, the Company has written down the above projects to a nominal value of  $1

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2008

-----------------------------------------------------------------------------------------------------------------------------

Percent

Entity

Nature of Ownership

Ownership

-----------------------------------------------------------------------------------------------------------------------------

7.0%

Legacy Wine & Spirits Internatiional Ltd.

  1,196,977  Shares of Common Stock

0.3%

Organa Gardens Internationanl Inc.                             53,450  Shares of Common Stock

-----------------------------------------------------------------------------------------------------------------------------

Employees.

We currently have 3 full-time employees. None of our employees are subject to any collective bargaining agreements.

Change in Directors

On January 24, 2008, the Company appointed of Jeff Scheive to the Board of Directors. On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 for his current services. In June of 2008, Jeff Scheive passed away and on June 3, 2008,his brother, Marc Scheive was appointed a Director.

On August 7, 2008, Janice Chow, a Chinese businesswoman was appointed a Director and on August 18, 2008, Jaclyn Cruz was appointed a Director.

On November 18, 2008, Christopher Scheive was appointed a Director.

On January 24, 2008, the Company accepted the resignation of Carlton Parfitt as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Comapny accepted the resignation of Robert Klein as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Comapny accepted the resignation of Marc Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Registrant accepted the resignation of Janice Chow aa Director.

None of the sbove resignations were motivated by a disagreement with the Company.

The current Directors are Christopher Scheive (President & CEO) and Jaclyn Cruz.(Secretary, Treasurer, & CFO)

The Company also announced that it has moved its Administrative Office to: 719 30th Ave, Pointe-Calumet ,Quebec JON 1G1.  Fax - 1 888 265 0498: Phone – 514- 688 3289.

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

Further details on the new Golden Spirit - Eneco project can be viewed on our website www.goldenspirit.ws

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Division of Investment Management has reviewed Golden Spirit’s filings and based on its review of our investment is available securities – related parties (See discussion above), needs clarification that Golden Spirit may fall into the category of “investment company” in Section 3(a)(1)(c) of the Investment Company Act of 1940.

The Company’s initial response to the staff was that it may rely on the exemption from the definition of “investment company” provided in Section 3(b)(1) of the Act because the current operations of the Company are in the film production and distribution industry, as well as the municipal solid waste (garbage) recycling industry. The staff is citing that we have not provided sufficient information or analysis for a proper evaluation whether we can rely on Section 3(b)(1) of the Act.

The Company has forwarded the staff comment letter to its legal counsel, who are currently researching the Investment Act of 1940 to provide a sufficient analysis for the Divcision of Investment Management. This response is expected to be filed in April, 2009.

ITEM 2.    PROPERTIES

Property Held by Us.  As of the dates specified in the following table, we held the following property in the following amounts:

Property

December 31, 2008

December 31, 2007

-----------------------------------------------------------------------------------------------

Cash

US $ 1,655

US $6,282

=========================================================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.

We do not own any real property. Golden Spirit Enterprises Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement began August 1, 2008 for a period of three years at $2,200 per month. Golden Spirit Enterprises Ltd.’s principal corporate offices are located at 719 30TH Avenue, Pointe Calumet, Quebec, Canada, J0N 1G1.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2008 there were approximately 2,000 holders of the outstanding shares of the Golden Spirit Gaming Ltd.'s $0.0001 par value common stock.  Golden Spirit Gaming Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9.  On October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol changed from TWOU to "GSPM". On October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol changed from GSPM to "GSML".

Effective at the opening on July 18th, 2005 the Company’s symbol changed from GSML to “GSGL” and the CUSIP Number became 38119U 10 1.

Effective at the opening on June 30th, 2006, the Company’s symbol changed from GSGL to “GSPT” and the CUSIP Number is now 38119N 10 7.

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

$0.33

2007 Fourth Quarter

$0.20

$0.33

2008 First Quarter

$0.27

$0.10

2008 Second Quarter

$0.25

$0.14

2008 Third Quarter

$0.14

$0.04

2008 Fourth Quarter

$0.10

$0.02

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

Common Stock:

The Company is authorized to issue 500,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock.  Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock.  All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable. As of December 31, 2008, 18,842,024 shares of Golden Spirit Enterprises Ltd. common stock were issued and outstanding.

Legacy Mining Ltd. Stock Transfer.

On August 16, 1999, we issued to each of our shareholders entitled to receive dividends, one (1) share of Legacy Mining Ltd.’s common stock for every eight (8) shares of our common stock held by the shareholder.  We issued a total of 2,199,779 shares of Legacy Mining Ltd.’s common stock to our shareholders. These shares were subsequently reverse split on a 2:1 basis. The shares of Legacy Mining Ltd. began trading on the OTC:BB on October 30, 2007 under the symbol “LEYM”. On April 8, 2008, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Legacy Wine & Spirits International Ltd. Effective at the opening of business on May 27, 2008, the symbol changed from LEYM to “LWSP”.

(1)

2008 Stock Transactions

             During the year ended December 31, 2008:

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

  (e)   200,000 restricted common shares valued at $36,000 were issued pursuant to a prepaid services agreement

 (3)

 2008 - Stock Options

             During the year ended December 31, 2008, the Company did not grant any stock options to directors, employees or consultants.

The Company’s stock option activity  is as follows:

	Number of options	WeightedAverage Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	4.00 years

 (4)       2007 - Stock Options

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

The Company’s stock option activity (presented on a post reverse split basis) is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	987,222	$ 0.49	4.25 years
Granted during 2006	1,102,778	0.11
Exercised during 2006	(906,371)	0.32
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 30	2008	2007	2006	2005	2004

Revenue	$ Nil	$ 43l	$ Nil	$ Nil	$ Nil
Operating Loss	(274,195)	(454,400)	(2,345,010)	(1,950,963)	(1,882,511)
Net Loss	(245,550)	(422,958)	(2,954,033)	(1,950,963)	(1,883,337)
Basic and diluted net loss per share	0.01	0.03	0.20	0.06	0.03
Cash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, & shortterm investments	1,556	6,282	7,547	-	2,096
Total assets	1,015,455	740,556	52,573	99,588	15,452
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	690,820	391,502	(329,376)	(217,081)	(68,596)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

.

Liquidity and Capital Resources.

For the year ended December 31, 2008, we had total assets of $1,015,455, compared to total assets in 2007 of $740,556. This includes a cash balance of $1,655, compared to $6,282 in 2007. We have available for sale securities with a fair value of $982,468 as at December 31, 2008, Film production & Development Costs of $1 and Furniture and Equipment of $Nil.

At December 31, 2008, we had current liabilities of $324,635, which was represented by accounts payable and accrued liabilities of $43,155, due to Organa Gardens International Inc. of 32,747, and $248,733 due to related parties. At December 31, 2007 we had current liabilities of $349,054. The decrease in liabilities was essentially due to an decrease in amounts payable to Organa Gardens Internationanl Inc..  At December 31, 2008, we had a working capital deficiency of $(322,980) (2007 - $(342,772)).

Results of Operations

We realized revenue in 2008 of $Nil (2007- $ 43) and other income ot $28,645 (2007 - $34,424) as the result of a gain on the sale of securities of a related party. In prior years, our revenues from prior businesses totaled $167,406.  During the year ended December 31, 2008 our loss was $245,550 (2006 - $422,958). This decrease in loss was due to a decrease in consulting fees, and stock based compensation expenses.

From inception to December 31, 2008, we have incurred cumulative net losses of $16,752,561 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,707,581, a   $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities (b) Legacy Wine & Spirits International Ltd. above) and  general and administrative expenses of $15,392,784, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,385,085.

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

To address the going concern problem discussed in our financial statements, we will require additional working capital.  We will also require additional funds to implement our business strategies, including funds for:

-payment of increased operating expenses, and further implementation of  film industry business strategies.

-payment of undetermined expenses relating to the Eneco venture

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Spirit Enterprises Ltd.

Quebec, Canada

We have audited the accompanying consolidated balance sheets of Golden Spirit Enterprises Ltd. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 and for the cumulative period from September 13, 1998 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Spirit Enterprises Ltd. as of December 31, 2008 and 2007, and the results of its activities and cash flows for the years ended December 31, 2008 and 2007and for the cumulative period from September 13, 1993 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/S/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

April 15, 2009

Las Vegas, Nevada

GOLDEN SPIRIT ENTERPRISES LTD.

( (A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash	$ 1,556	$ 6,282
Accounts Receivable	99	-

TOTAL CURRENT ASSETS	1,655	6,282

AVAILABLE FOR SALE SECURITIES – related parties	982,468	643, 404
FILM PRODUCTION & DEVELOPMENT COSTS	1	90,763
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	31,331	-
FURNITURE AND EQUIPMENT, net of depreciation of $7,465 (2007-$7,038)	-	107

TOTAL ASSETS	$ 1,015,455	$ 740,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable and accrued liabilities	$ 43,155	$ 54,109
Due to Shotgun Energy Corporation	32,747	149,605
Due to Legacy Wine & Spirits International Ltd.	-	656
Due to related parties	248,733	144,684

TOTAL CURRENT LIABILITIES	$ 324,635	$ 349,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
18,842,024 (2007 – 17,941,294) common shares	1,883	1,794
Additional paid-in capital	17,323,737	17,233,953
Deferred compensation	(26,529)	(101,822)
Deficit accumulated during the development stage	(17,574,507)	(17,328,957)
Accumulated other comprehensive income (loss)	966,236	586,534

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	690,820	391,502

TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)	$ 1,015,455	$ 740,556

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			September 13,
			1993 (inception)
	Year Ended	Year Ended	to December 31,
	December 31, 2008	December 31, 2007	2008
REVENUES
Processing fees	$ -	$ -	$ 98,425
Gaming Revenue	-	43	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	43	167,449
COST OF SALES
Poker royalties and processing fees	-	3,025	30,601
GROSS PROFIT (LOSS)	-	(2,982)	136,848

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	5,228	93,895
Consulting fees	78,793	320,644	7,385,085
Depreciation and amortization	107	320	132,569
Exploration costs	-	-	241,754
Investor relations	-	650	695,153
Loss on settlement of debt	-	-	302,500
Management fees	-	2,133	378,447
Office and general	52,590	73,224	593,627
Poker Sponsorships	-	-	52,500
Professional fees	30,110	27,263	606,072
Travel and accommodation	17,533	19,512	251,824
Wages and salaries	4,300	5,426	249,433
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	90,762	-	90,762
Write-off of other assets	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	274,195	454,400	15,392,784
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA GARDENS INTERNATIONAL	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	28,645	34,424	36,891
DILUTION GAIN – LEGACY WINE&SPIRITS INTERNATIONAL	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978
TOTAL OTHER INCOME (EXPENSES)	28,645	34,424	1,319,777
Loss before income taxes	(245,550)	(422,958)	(16,712,561)
Income Tax Provision	-	-	-
NET LOSS	$ (245,550)	$ (422,958)	$ (16,712,561)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,454,109	16,766,321

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2008
					Deficit
					Accumulated	Accumulated
			Additional	Deferred	During the	Other
	Common Stock		Paid-in	Compensation	Development	Comprehensive
	Number of Shares	Amount	Capital	(Note 6)	Stage	Loss	Total
		$	$	$	$	$	$
Balance, September 13, 1993 (date of inception)	0	0	0	0	0	0	0
September 30, 2003 – common stock issued for cash at $0.01 per share	100,000	10	990	0	0	0	1,000
Net loss for the period ended December 31, 1993	0	0	0	0	(1,000)	0	(1,000)

Balance, December 31, 1993	100,000	10	990	0	(1,000)	0	0
Net loss for the years ended December 31, 1994 through 1997	0	0	0	0	0	0	0
Net loss for the year ended December 31, 1998	0	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 1998	100,000	10	990	0	(11,797)	0	(10,797)
January 6, 1999 – common stock issued for Rising Phoenix
finders’ fee at $18.00 per share	13,333	1	239,999	0	0	0	240,000
January 6, 1999 – common stock issued for cash and
management remuneration at $18.00 per share	10,000	1	179,999	0	0	0	180,000
January 28, 1999 – commons stock issued for services at $21.60 per share	10,000	1	215,999	0	0	0	216,000
February 26, 1999 – common stock issued for services at $21.60 per share	8,333	1	179,999	0	0	0	180,000
April 14, 1999 – common stock issued for cash (net of finance fee
of $99,500) at $4.80 to $15.00 per share	118,792	12	900,488	0	0	0	900,500
Less: fair value of warrants issued on financing	0	0	(764,095)	0	0	0	(764,095)
April 14, 1999 – warrants issued on financing	0	0	764,095	0	0	0	764,095
April 23, 1999 – stock based compensation	0	0	210,706	0	0	0	210,706
April 28, 1999 – common stock issued for technology licence
finder’s fee at $18.00 per share	6,667	1	119,999	0	0	0	120,000
June 15, 1999 – common stock issued for technology license at
$18.00 per share	50,000	5	899,995	0	0	0	900,000
June 15, 1999 – common stock issued for services at $15.00 per share share	333	0	5,000	0	0	0	5,000
June 30, 1999 – common stock issued for services at $15.60 per share hare	4,167	0	65,000	0	0	0	65,000
July 15, 1999 – warrants issued for URL purchase	0	0	328,858	0	0	0	328,858
July 20, 1999 – common stock issued for cash on exercise of
warrants at $18.0 per share	13,333	1	239,999	0	0	0	240,000
September 1, 1999 – warrants issued for URL purchase	0	0	220,146	0	0	0	220,146
September 1, 1999 – common stock issued for cash on exercise
of warrants at $18.00 per share	1,667	0	30,000	0	0	0	30,000
October 14, 1999 – common stock issued for cash on exercise of	667	0	10,000	0	0	0	10,000
warrants at $15.00 per share
October 22, 1999 – stock0based compensation	0	0	42,963	0	0	0	42,963
November 3, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
November 9, 1999 – common stock issued for technology
license at $ per share	50,000	5	899,995	0	0	0	900,000
November 15, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	3,333	0	50,000	0	0	0	50,000
November 19, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	10,833	1	194,999	0	0	0	195,000
November 24, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	13,333	1	239,999	0	0	0	240,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	8,333	1	149,999	0	0	0	150,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	4,167	0	75,000	0	0	0	75,000
November 29, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
December 6, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
December 9, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
Dividends paid	0	0	0	0	(219,978)	0	(219,978)
Rounding adjustment	0	2	(2)	0	0	0	0
Net loss	0	0	0	0	(4,201,051)	0	(4,201,051)

Balance, December 31, 1999	431,291	43	5,560,130	0	(4,432,826)	0	1,127,347
January 24, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
January 26, 2000 – common stock issued for cash on exercise	1,333	0	20,000	0	0	0	20,000
of warrants at $15.00 per share
January 31, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 8, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share

February 9, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 11, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.00 per share
February 18, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.0 per share
February 24, 2000 – common stock issued for deferred compensation at $51.00 per share	11,667	1	594,999	(595,000)	0	0	0
February 24, 2000 – common stock issued for interest in oil and gas property	63,333	6	1,519,994	0	0	0	1,520,000
February 24, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
February 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
March 2, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 8, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 17, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 24, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	1,667	0	25,000	0	0	0	25,000
March 31, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	833	0	12,500	0	0	0	12,500
April 12, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
April 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
August 10 2000 – common stock issued for services at $0.30
per share	833	0	15,000	0	0	0	15,000
October 5, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
Deferred compensation expense recorded in the year	0	0	0	190,894	0		190,894
Rounding adjustment	0	3	(3)	0	0	0	0
Net loss	0	0	0	0	(1,350,249)	0	(1,350,249)

Balance, December 31, 2000	526,621	53	7,982,620	(404,106)	(5,783,075)	0	1,795,492
Deferred compensation expense recorded in the year	0	0	0	208,246	0	0	208,246
Net loss	0	0	0	0	(1,495,844)	0	(1,495,844)

Balance, December 31, 2001	526,621	53	7,982,620	(195,860)	(7,278,919)	0	507,894
November 6, 2002 – common stock issued for services at $1.20 per share	149,167	15	178,985	0	0	0	179,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	6,832	6,832
Deferred compensation expense recorded in the year	0	0	0	71,896	0	0	71,896
Net loss	0	0	0	0	(1,025,820)	0	(1,025,820)

Balance, December 31, 2002	675,788	68	8,161,605	(123,964)	(8,304,739)	6,832	(260,198)
January 10, 2003 – common stock issued for deferred compensation at $.60	325,000	33	194,967	(195,000)	0	0	0
January 10, 2003 – common stock issued for services at $0.60	16,667	2	9,998				10,000
January 14, 2003 – common stock issued to acquire “Miss Beverly Hills”	1,666,667	167	199,833	0	0	0	200,000
January 21, 2003 – common stock issued for services at $0.36	833,333	83	299,917	0	0	0	300,000
February 4, 2003 – return and cancellation of common stock	(1,666,667)	(167)	(199,833)	0	0	0	(200,000)
February 4, 2003 – return and cancellation of common stock	(416,667)	(42)	(149,958)	0	0	0	(150,000)
February 12, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
February 19, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
April 14, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 2, 2003 – common stock issued for exercise of stock options at $0.36	163,333	16	58,784	0	0	0	58,800
May 6, 2003 – common stock issued for exercise of stock options at $0.36	41,667	4	14,996	0	0	0	15,000
May 16, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 27, 2003 – return and cancellation of common stock	(41,667)	(4)	(14,996)	0	0	0	(15,000)
May 30, 2003 – common stock issued for exercise of stock options at $0.36	66,667	7	23,993	0	0	0	24,000
June 11, 2003 – common stock issued for exercise of stock options at $0.42	145,833	15	61,235	0	0	0	61,250
June 23, 2003 – common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
June 26, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
July 16, 2003 - common stock issued for exercise of stock options at $0.42	37,500	4	15,746	0	0	0	15,750
July 17, 2003 - common stock issued for exercise of stock options at $0.42	25,000	3	10,497	0	0	0	10,500
July 28, 2003 - common stock issued for exercise of stock options at $0.42	12,500	1	5,249	0	0	0	5,250
August 1, 2003 - common stock issued for exercise of stock options at $0.42	50,000	5	20,995	0	0	0	21,000
August 8, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
August 11, 2003 - common stock issued for exercise of stock options at $0.42	45,833	5	19,245	0	0	0	19,250
August 14, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
August 14, 2003 - common stock issued for exercise of stock options at $0.48	91,667	9	43,991	0	0	0	44,000
August 29, 2003 - common stock issued for exercise of stock options at $0.48	25,000	3	11,997	0	0	0	12,000
August 29, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
October 13, 2003 – common stock issued for debt settlement at $0.54	338,426	34	182,716	0	0	0	182,750
October 13, 2003 – common stock issued for exercise of stock options at $0.04	66,667	7	47,993	0	0	0	48,000
October 22 , 2003 – common stock issued for exercise of stock options at $0.72	46,111	5	33,195	0	0	0	33,200
October 22, 2003 – common stock issued for interest in mining property at $0.48	25,000	3	26,997	0	0	0	27,000
October 24 , 2003 – common stock issued for exercise of stock options at $0.72	30,904	3	22,248	0	0	0	22,251
November 26, 2003 – common stock issued for exercise of stock options at $0.72	55,556	6	39,994	0	0	0	40,000
December 2, 2003 – common stock issued for exercise of stock options at $0.72	78,540	8	56,541	0	0	0	56,549
December 16, 2003 – return and cancellation of common stock	(5,556)	(1)	(2,332)	0	0	0	(2,333)
Stock-based compensation	0	0	364,300	0	0	0	364,300
Unrealized loss on available-for-sale securities	0	0	0	0	0	(6,947)	(6,947)
Deferred compensation expense	0	0	0	130,332	0	0	130,332
Rounding adjustment	0	(5)	5	0	0	0	0
Net loss	0	0	0	0	(1,279,867)	0	(1,279,867)

Balance, December 31, 2003	2,899,769	290	9,623,900	(188,632)	(9,584,606)	(115)	(149,163)
January 10, 2004 - common stock issued for deferred compensation at $0.90	111,111	11	99,989	(100,000)	0	0	0
January 14, 2004 – common stock issued for debt at $0.72	452,778	45	325,955	0	0	0	326,000
March 26, 2004 – common stock issued for services at $0.36	22,222	2	7,998	0	0	0	8,000
May 21, 2004 – common stock issued for exercise of stock options at $0.18	144,444	14	25,986	0	0	0	26,000
June 8, 2004 – common stock issued for exercise of stock options at $0.18	83,333	8	14,992	0	0	0	15,000
June 9, 2004 – common stock issued for exercise of stock options at $0.18	55,556	6	9,994	0	0	0	10,000
June 17, 2004 - common stock issued for debt at $0.18	344,444	34	61,966	0	0	0	62,000
June 29, 2004 – common stock issued for exercise of stock options at $0.18	50,000	5	8,995	0	0	0	9,000
July 6, 2004 – return and cancellation of common stock	(72,222)	(7)	(12,993)	0	0	0	(13,000)
July 6, 2004 – common stock issued for exercise of stock options at $0.18	88,889	9	15,991	0	0	0	16,000
September 27, 2004–common stock issued for exercise of stock options at $2.16	166,667	17	359,983	0	0	0	360,000
September 28, 2004–common stock issued for exercise of stock options at $2.16	111,111	11	239,989	0	0	0	240,000
October 1, 2004 – common stock issued for services at $1.80	7,222	1	12,999	(13,000)	0	0	0
October 1, 2004 – common stock issued for services at $1.80	97,222	10	174,990	(175,000)	0	0	0
October 18, 2004 – common stock issued for stock dividend (Note 6)	445,811	45	641,923	0	(641,968)	0	0
October 25, 2004 – common stock issued for property at $1.08	5,556	1	5,999	0	0	0	6,000
November 29, 2004 - common stock issued for property rights at $1.26	55,556	6	69,994	0	0	0	70,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 15, 2004 – common stock issued for property rights	55,556	6	59,994	0	0	0	60,000
Share reconciliation after dividend issue	(20)	0	0	0	0	0	0
Stock based compensation	0	0	552,100	0	0	0	552,100
Unrealized loss on available-for-sale securities	0	0	0	0	0	(1,112)	(1,112)
Deferred compensation expense	0	0	0	203,917	0	0	203,917
Rounding adjustment	0	(2)	1	0	0	0	(1)
Net loss	0	0	0	0	(1,883,337)	0	(1,883,337)

Balance, December 31, 2004	5,136,117	514	12,314,743	(272,715)	(12,109,911)	(1,227)	(68,596)

February 15, 2005 - common stock issued for stock options at $0.54	143,056	14	77,236	0	0	0	77,250
February 25, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 7, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 8, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
May 17, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
June 28, 2005 - common stock issued for consulting at $0.36	166,667	17	59,983	(60,000)	0	0	0
July 5, 2005 - common stock issued for stock options at $0.36	186,111	19	66,981	0	0	0	67,000
July 22, 2005 - common stock issued for stock options at $0.36	55,556	6	19,994	0	0	0	20,000
July 26, 2005 - common stock issued for stock options at $0.36	138,889	14	49,986	0	0	0	50,000
August 10, 2005 - common stock issued for stock options at $0.36	109,722	11	39,489	0	0	0	39,500
July 13, 2005 - common stock issued for private placement at $0.36	152,778	15	54,985	0	0	0	55,000
July 12, 2005 - common stock issued for consulting services at $0.36	5,555,556	556	1,999,444	(2,000,000)	0	0	0
Stock0based compensation	0	0	743,500	0	0	0	743,500
Unrealized gain on available-for-sale securities	0	0	0	0	0	1,112	1,112
Deferred compensation expense	0	0	0	520,208	0	0	520,208
Rounding adjustment	0	(1)	1	0	0	0	0
Net loss	0	0	0	0	(1,842,055)	0	(1,842,055)

Balance, December 31, 2005	11,866,674	1,187	15,546,320	(1,812,507)	(13,951,966)	(115)	(217,081)
January 18, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
January 27, 2006 - common stock issued for stock options at $0.36	56,944	6	20,494	0	0	0	20,500
January 31, 2006 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
February 2, 2006 - common stock issued for stock options at $0.54	131,094	13	70,777	0	0	0	70,790
February 6, 2006 - common stock issued for stock options at $0.36	127,778	13	45,987	0	0	0	46,000
February 9, 2006 - common stock issued for stock options at $0.54	88,889	9	47,991	0	0	0	48,000
February 27, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
March 30, 2006 - common stock issued for consulting services at $0.54	16,667	2	8,998	0	0	0	9,000
April 1, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
April 24, 2006 - common stock issued for stock options at $0.36	61,111	6	21,994	0	0	0	22,000
May 8, 2006 - common stock issued for stock options at $0.36	111,111	11	39,989	0	0	0	40,000
June 2, 2006 - common stock issued for consulting services at $0.18	972,222	97	192,403	(192,500)	0	0	0
June 22, 2006 – common stock issued for stock options at $0.18	41,667	4	7,496	0	0	0	7,500
September 19, 2006 – common stock issued for stock options at $0.09	60,000	6	5,394	0	0	0	5,400
December 13, 2006 – common stock issued for stock options at $0.09	200,000	20	17,980	0	0	0	18,000
December 14, 2006 – common stock issued for consulting services at $0.19	100,000	10	18,990	0	0	0	19,000
Stock based compensation	0	0	66,600	0	0	0	66,600
Unrealized gain on available-for-sale securities	0	0	0	0	0	(569)	(569)
Deferred compensation expense	0	0	0	1,854,517	0	0	1,854,517
Rounding adjustment	21	(2)	2	0	0	0	0
Net loss	0	0	0	0	(2,954,033)	0	(2,954,033)

Balance, December 31, 2006	15,528,624	1,553	16,726,244	(150,490)	(16,905,999)	(684)	(329,376)
February 1, 2007 – common stock issued for stock options at $0.09	170,000	17	15,283	0	0	0	15,300
April 3, 2007 – common stock issued for stock options at $0.09	305,000	30	27,420	0	0	0	27,450
April 13, 2007 – common stock issued for stock options at $0.09	265,000	27	23,823	0	0	0	23,850
April 30, 2007 – common stock issued for stock options at $0.09	250,000	25	22,475	0	0	0	22,500
April 30, 2007 – common stock issued for consulting services at $0.30	7,500	1	2,249	0	0	0	2,250
June 1, 2007 - common stock issued for private placement at $0.25	200,000	20	49,980	0	0	0	50,000
June 11, 2007 - return and cancellation of common stock	(30,000)	(3)	(2,697)	0	0	0	(2,700)
June 21, 2007 - common stock issued for stock options at $0.09	140,000	14	12,586	0	0	0	12,600
June 26, 2007 – common stock issued for stock options at $0.10	200,000	20	19,980	0	0	0	20,000
July 13, 2007 - common stock issued for stock options at $0.10	50,000	5	4,995	0	0	0	5,000
July 30, 2007 - return and cancellation of common stock	(50,000)	(5)	(4,995)	0	0	0	(5,000)
August 15, 2007 - common stock issued for deferred compensation at $0.18	200,000	20	35,980	(36,000)	0	0	0
October 26, 2007 - commons stock issued for stock options at $0.09	30,000	3	2,697	0	0	0	2,700
October 26, 2007 - commons stock issued for stock options at $0.10	500,000	50	49,950	0	0	0	50,000
November 1, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 2, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 7, 2007 - common stock issued for stock options at $0.10	400,000	40	39,960	0	0	0	40,000
November 7, 2007 - return and cancellation of common stock	(100,000)	(10)	(9,990)	0	0	0	(10,000)
November 20, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 21, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 21, 2007 - common stock issued for private placement at $0.20	25,000	2	4,998	0	0	0	5,000
December 20, 2007 - return and cancellation of common stock	(150,000)	(15)	(14,985)	0	0	0	(15,000)
Stock based compensation	0	0	228,000	0	0	0	228,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	587,218	587,218
Deferred compensation expense	0	0	0	84,668	0	0	84,668
Rounding adjustment	170	0	0	0	0	0	0
Net Loss	0	0	0	0	(422,958)	0	(422,958)

Balance, December 31, 2007	17,941,294	1,794	17,233,953	(101,822)	(17,328,957)	586,534	391,502

February 27, 2008 – common stock issued for director services at $0.11	30,000	3	3,297	0	0	0	3,300
May 16, 2008 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
June 2, 2008 - commons stock issued for stock options at $0.10	375,500	37	37,513	0	0	0	37,550
June 4, 2008 - commons stock issued for stock options at $0.10	37,000	4	3,696	0	0	0	3,700
June 18, 2008 – common stock issued for director services at $0.14	25,000	2	3,498	0	0	0	3,500
July 21, 2008 - commons stock issued for stock options at $0.10	158,230	16	15,807	0	0	0	15,823
September 16, 2008 – common stock issued for director services at $0.04	25,000	2	998	0	0	0	1,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	379,702	379,702
Deferred compensation expense	0	0	0	75,293	0	0	75,293
Net Loss	0	0	0	0	(245,550)	0	(245,550)

Balance, December 31, 2008	18,842,024	$1,883	$17,323,737	$(26,529)	$(17,574,507)	$966,236	$690,820

 The accompanying notes are an integral part of these consolidated financial statements.

.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13,
	Year ended	Year ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$ (245,550)	$ (422,958)	$ (16,712,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107	320	132,569
Fees and services paid for with shares	83,093	86,918	5,066,689
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	228,000	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	(90,763)	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	90,762		90,762
Equity loss from Shotgun Energy Corporation	-	-	1,394,280
Write-down of investment in Shotgun Energy Corporation	-	-	313,301
(Gain)/Loss on sale of marketable securities	(28,645)	(34,424)	(36,891)
Dilution gain – Legacy Wine & Spirits International Ltd.	-	-	(334,087)
Minority interest in Legacy Wine & Spirit International Ltd.’s loss	-	-	(479,978)
Net changes in operating assets and liabilities	(11,053)	20,519	327,424
CASH FLOWS USED IN OPERATING ACTIVITIES	(111,286)	(212,388)	(3,578,579)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	(19,532)	(56,071)	(75,603)
Net proceeds from sale of securities – related parties	88,815	35,396	223,681
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955
CASH FLOWS (USED IN) INVESTING ACTIVITIES	69,283	(20,675)	(197,666)

FINANCING ACTIVITIES
Increase in bank overdraft (repayment)		-	-
Net advances (to)/ from related parties	(44,796)	(9,902)	652,378
Net proceeds on sale of common stock	82,073	241,700	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	37,277	231,798	3,777,801

NET (DECREASE) INCREASE IN CASH	(4,726)	(1,265)	1,556

CASH, BEGINNING OF YEAR	6,282	7,547	-

CASH , END OF YEAR	$ 1,556	$ 6,282	$ 1,556

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 1,388,889 post-reverse split restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split (refer Note 7) and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. The Company will be involved in the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,574,507 and at December 31, 2008 had a working capital deficiency of $322,980.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, available-for-sale securities, amounts due from Legacy Wine & Spirits International Ltd., accounts payable and accrued liabilities, amounts due to Organa Gardens International Inc., and due to related parties.  Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature.

The Company adopted SFAS No. 157 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

-       Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

-        Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

-        Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.On January 1, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements. The company does not currently expect that adoption of FIN 48 will not have a material impact on the company’s consolidated results of operations and financial position.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section

411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES

Organa Gardens International Inc. (formerly Shotgun Energy Corporation)

The Company owns common shares of Organa Gardens International Inc. (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As of December 31, 2007, the Company owns 53,450 shares of Organa’s common stock with a market value of $7,216. During year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(5,612), which was recorded as other comprehensive income (loss).  As at December 31, 2008, the Company owns 53,450 shares of Organa’s common stock with a market value of $1,604 (2007 - $7,216).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $385,317, which was recorded as other comprehensive income.  As of December 31, 2008, the Company owns 1,196,177 shares of Legacy’s common stock with a market value of $980,864. (2007 - $636,188).

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2008	2007
1,196,177 (2007-1,272,377) shares of Legacy Wine & Spirits	$ 980,864	$ 636,188
53,450 (2007- 53,450) shares of Organa Gardens International	1,604	4,276
	$ 982,468	$ 643,404

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at December 31, 2008 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost December 31, 2008	Net Cost December31, 2007

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 84,970
Films in progress	5,793	-	(5,793)	-	5,793

	$ 90,763	$ -	$ (90,762)	$ 1	$ 90,763

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2007 - $28,535)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a nominal value of  $1. (2007 - $56,434)

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2007 - $3,301)

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2007 - $2,942)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of December 31, 2008, the Company has spent $ Nil on this project.

NOTE 5 – OTHER PROPERTIES

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

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To December 31, 2008, a total of $91,667 has been expensed. (2007 - $58,058)

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To December 31, 2008, a total of $68,750 has been expensed. (2007 - $61,875)

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $36,000) in exchange for 200,000 post reverse-split restricted shares of the Company’s common stock.  To December 31, 2008, a total of $24,750 has been expensed. ( 2007 - $6,750)

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)

2008 Stock Transactions

.              During the year ended December 31, 2008:

-On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director forhis current services

-On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for his current services

-820,730 incentive stock options were exercised at $0.10 per share for proceeds of $82,073.

-On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for her current services

NOTE 7 – CAPITAL STOCK (con’t.)

(2)

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

              200,000 restricted common shares valued at $36,000 were issued pursuant to a prepaid services agreement

 (3)

2008 - Stock Options

              During the year ended December 31, 2008, the Company did not grant any stock options to directors, employees or consultants.

The Company’s stock option activity  is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	4.00 years

 (4)  2007 - Stock Options

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2008, companies controlled by significant shareholders earned $18,000 (2007 - $20,500) pursuant to investment banking services contracts (refer to Note 6).

During 2008, the Company paid $4,300 (2007 - $2,133) to two directors for management fees.

During 2008, the Company incurred expenses for office rent of $25,350 (2007 - $22,417) to a private company controlled by a significant shareholder.

At December 31, 2008, a total of $32,747 ( 2007 - $149,605) was owing to Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At December 31, 2008, a total of $31,331 (2007 – ($656)) was due from Legacy Wine & Spirits International Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	December 31, 2008	December 31, 2007

Significant shareholders	$ 248,733	$ 144,684

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

As of August 1, 2002, Golden Spirit Enterprises Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008 and it was renewed for an additional 3 years at $2,200.

NOTE 10 – INCOME TAXES

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $17,575,000 that may be available to reduce future years' taxable income and will expire between the years 2009 - 2028.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007

Loss before income taxes	$ (245,550)	$ (422,958)
Combined federal and state corporate tax rate	42.7%	42.7%

Expected tax expense (recovery)	(105,000)	(180,000)
Non-deductible stock based compensation	97,000	97,000
Change in valuation allowance	8,000	83,000

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2008	2007

Non-capital loss carry forwards	$7,273,000	$7,273,000
Valuation allowance	(7,273,000)	(7,273,000)
Net deferred tax asset	$-	$-

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended December 31, 2008 and 2007 for:	2008	2007

Interest	$ -	$ -

Income taxes	$ -	$ -

During the year ended December 31, 2008:

The Company issued 30,000 restricted common shares valued at $ 3,300 to a Director

The Company issued 25,000 restricted common shares valued at $ 3,500 to a Consultant.

The Company issued 25,000 restricted common shares valued at $ 1,000 to a Director

The Company also received proceeds on the exercise of 845,730 stock options totalling $85,573.

During the year ended December 31, 2007:

The Company issued 200,000 restricted common shares with a fair value of $36,000 for prepaid consulting service agreements. The Company also received proceeds on the exercise of certain stock options totalling $186,700. The Company issued 7,500 restricted shares valued at $2,250 for a consulting services agreement. The Company issued 225,000 restricted shares for proceeds of $55,000 pursuant to two private placement agreements

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Golden Spirit Minerals Ltd.'s auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 9A.    CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period endedDecember 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Our directors and principal executive officers are as specified on the following table:

Name and Address

                  Age

Position

Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Christopher Scheive        46

President & Director & CEO

November 18, 2008

Jaclyn Cruz

Secretary, Treasurer

August 18, 2008

& Director  & CFO

The chart above specifies Golden Spirit Enterprises Ltd.’s current officers and directors.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.

On January 24, 2008, the Company appointed of Jeff Scheive to the Board of Directors. On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 for his current services. In June of 2008, Jeff Scheive passed away and on June 3, 2008,his brother, Marc Scheive was appointed a Director.

On August 7, 2008, Janice Chow, a Chinese businesswoman was appointed a Director and on August 18, 2008, Jaclyn Cruz was appointed a Director.

On November 18, 2008, Christopher Scheive was appointed a Director.

On January 24, 2008, the Company accepted the resignation of Carlton Parfitt as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Comapny accepted the resignation of Robert Klein as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Comapny accepted the resignation of Marc Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Registrant accepted the resignation of Janice Chow aa Director.

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

ITEM 11.    EXECUTIVE COMPENSATION

Directors' Compensation: A total of $4,300 (2007-$2,133) was paid to two directors in cash for the year ended December 31, 2008.

Stock-based Compensation . During the year ended December 31, 2008, $Nil (2007-$228,000) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do expect further stock-based compensation in 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of

Amount & Nature of

Percent of Class

Title of Class

Beneficial Owner

Beneficial Owner

Common Stock

--------------------------------------------------------------------------------------------------------------------------------------------

Common Stock

CEDE & Co. (1)

12,586,461

66.80%

The Depository Trust Co.

P.O. Box 222 Bowling Green Station

New York, New York 10274

 Christopher Scheive

400 Blvd. Thomas

-

  0.00%

President /Director /CEO

Unit 400 Lachute, Quebec,

J8H 1V7

Jaclyn Cruz

P.O. Box 63

25,000                0.0013%

Sec,Treas/.Director/CFO

Farmingville, New York

11738

All directors and Officers as a group

             25,000

0.0013%

(1) In 2008, we requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List, there were no holders of more than 5% of our issued and outstanding shares.

Security Ownership by Management.  As above, at December 31, 2008, our directors, Christopher Scheive owned Nil shares and Jaclyn Cruz owned 25,000 shares for and aggregate total of 25,000 shares or 0.0003% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

During 2007, companies controlled by significant shareholders earned $20,500 (2006 - $30,000) pursuant to investment banking services contracts During 2007, private companies controlled by significant shareholders earned $Nil (2006 - $102,090) pursuant to investor relations services contracts During 2007, the Company paid $2,133 (2006 - $8,433) to two directors for management fees During 2007, the Company incurred expenses for office rent of $22,417 (2006 - $22,171) to a private company controlled by a significant shareholder.

At December 31, 2007, a total of $149,605 (December 31, 2006 - $212,054) was owing to Shotgun Energy Corporation, a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2008, companies controlled by significant shareholders earned $18,000 (2007 - $20,500) pursuant to investment banking services contracts (refer to Note 6).

During 2008, the Company paid $4,300 (2007 - $2,133) to two directors for management fees.

During 2008, the Company incurred expenses for office rent of $25,350 (2007 - $22,417) to a private company controlled by a significant shareholder.

At December 31, 2008, a total of $32,747 ( 2007 - $149,605) was owing to Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At December 31, 2008, a total of $31,331 (2007 – ($656)) was due from Legacy Wine & Spirits International Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	December 31, 2008	December 31, 2007

Significant shareholders	$ 248,733	$ 144,684

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-K:

2007: $31,500

2008: $27,500

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief

       Executive Officer-Amended

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief

       Financial Officer-Amended

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief

       Executive Officer-Amended

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief

       Financial Officer-Amended

b) Form 8-K:

8-K filed November 18, 2008 item 5.02: with respect to the change of directors

8-K filed August 18, 2008 items 5.02 and 8.01: with respect to the change of directors and address

8-K filed June 4, 2008 item 5.02: with respect to the change  directors

8-K filed March 28, 2008 items 1.01  with respect to a material definitive agreement.

8-K filed January 25, 2008 item 1.02 and 5.02 with respect to agreement termination and change of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned,

thereunto duly authorized, on April 15, 2009.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

By:

/s/: Christopher Scheive

-------------

Christopher Scheive

Its:

Director and President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Christopher Scheive

------------------------------------

Date: April 15, 2009

Christopher Scheive

President and a Director

By: /s/ Jaclyn Cruz

-------------------------------------

Date: April 15, 2009

Jaclyn Cruz, Director , Secretary & Treasurer

.

