Form 10-Q
period 2009-03-31
Golden Spirit Enterprises Ltd.
filed 2009-05-20
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0001073262

Golden Spirit Enterprises Ltd.

 (Exact name of small business issuer as specified in it’s charter)

Delaware

(State or other jurisdiction of incorporation or organization)

 52-2132622
(I.R.S. Employer Identification No.)

719 30TH Ave., Pointe-Calumet

Quebec, Canada, J0N 1G1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On March 31, 2009 there were 18,842,024 shares outstanding of the issuer’s common stock.

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements............................................................................................

F-1

Balance Sheet as of March 31, 2009 (Unaudited) and December 31, 2008......................

Statements of Operations (Unaudited) For the Three Months

Ended March 31, 2009 and 2008, and the Period from September 13, 1993

(Inception) through March 31, 2009. ..........................................................................

Statements of Cash Flows (Unaudited) For the Three Month

Ended March 31, 2009 and 2008, and the Period from September 13, 1993

(Inception) through March 31, 200.........................................................................

Notes To Condensed Financial Statements (Unaudited).....................................................

Item 2.   Management's Discussion and Analysis or Plan of Operation................................

3-7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................

7

Item 4T  Controls and Procedures...................................................................................

8

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................................

8

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..............................

9

Item 3.   Defaults Upon Senior Securities.........................................................................

11

Item 4.   Submission of Matters to a Vote of Security Holders............................................

11

Item 5.   Other Information ...........................................................................................

12

Item 6.   Exhibits ..........................................................................................................

12

SIGNATURES..............................................................................................................

12

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009 (unaudited)	2008

ASSETS
CURRENT ASSETS
Cash	$ 2,955	$ 1,556
Accounts Receivable	-	99

TOTAL CURRENT ASSETS	2,955	1,655

AVAILABLE FOR SALE SECURITIES – related parties	768,102	982,468
FILM PRODUCTION & DEVELOPMENT COSTS	1	1
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	66,831	31,331
DUE FROM ORGANA GARDENS INTERNATIONAL LTD.	26,253	-

TOTAL ASSETS	$ 864,142	$ 1,015,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 37,192	$ 43,155
Due to Organa Gardens International Ltd.	-	32,747
Due to related parties	289,683	248,733

TOTAL CURRENT LIABILITIES	326,875	324,635

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
18,824,024 (2008 – 18,824,024) common shares	1,883	1,883
Additional paid-in capital	17,323,737	17,323,737
Deferred compensation	(12,862)	(26,529)
Deficit accumulated during the development stage	(17,617,152)	(17,574,507)
Accumulated other comprehensive income	841,661	966,236

TOTAL STOCKHOLDERS’ EQUITY	537,267	690,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 864,142	$ 1,015,455

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three months	September 13,
	Ended	Ended	1993 (inception)
	March 31 , 2009	March 31, 2008	to March 31, 2009
REVENUES
Processing fees	$ -	$ -	$ 98,425
Gaming Revenue	-	-	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	30,601
GROSS PROFIT (LOSS)	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	93,895
Consulting fees	13,667	20,542	7,398,752
Depreciation and amortization	-	32	132,569
Exploration costs	-	-	241,754
Investor relations	-	-	695,153
Loss on settlement of debt	-	-	302,500
Management fees	-	-	378,447
Office and general	13,642	13,276	607,269
Poker Sponsorships	-	-	52,500
Professional fees	4,000	5,092	610,072
Travel and accommodation	2,789	3,961	254,613
Wages and salaries	-	3,300	249,433
Write-off of website development costs	-	--	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	-	-	90,762
Write-off of other assets	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	34,098	46,203	15,426,882
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA GARDENS INTERNATIONAL	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	(8,547)	-	28,344
DILUTION GAIN – LEGACY WINE&SPIRITS INTERNATIONAL	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
MINORITY INTEREST IN LEGACY’S LOSS	-	-	479,978
TOTAL OTHER INCOME (EXPENSES)	(8,547)	-	(1,465,172)
Loss before income taxes	(42,645)	(46,203)	(16,755,206)
Income Tax Provision	-	-	-
NET LOSS	(42,645)	(46,203)	$ (16,755,206)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,842,024	17,952,173

The accompanying notes are an integral part of these financial statements

  GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 13,
	Three months ended	Three months ended	1993 (inception)
	March31,	March 31,	to March 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$ (42,645)	$ (46,203)	$ (16,755,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	32	132,569
Fees and services paid for with shares	13,667	23,842	5,080,356
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-		90,762
Equity loss from Organa Gardens International Inc.	-	-	1,394,280
Write-down of investment in Organa Gardens International Inc.	-	-	313,301
(Gain)/Loss on sale of marketable securities	8,547	-	(28,344)
Dilution gain – Legacy Wine & Spirits International Ltd.		-	(334,087)
Minority interest in Legacy Wine & Spirit International Ltd.’s loss		-	(479,978)
Net changes in operating assets and liabilities	(5,864)	(10,203)	321,560
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,295)	(32,532)	(3,604,874)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	81,244	-	304,925
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955
CASH FLOWS (USED IN) INVESTING ACTIVITIES	81,244	-	(116,422)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	(53,550)	30,532	598,828
Net proceeds on sale of common stock	-	-	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(53,550)	30,532	3,724,251

NET (DECREASE) INCREASE IN CASH	1,399	(2,000)	2,955

CASH, BEGINNING OF PERIOD	1,556	6,282	-

CASH , END OF PERIOD	$ 2,955	$ 4,282	$ 2,955

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,755,206 and at March 31, 2009 had a working capital deficiency of $323,920.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies”, as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2008 referenced in the 10-K.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

MARCH 31, 2009

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

MARCH 31, 2009

NOTE 2- BASIS OF PRESENTATION (continued)

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

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

Organa Gardens International Inc. (formerly Shotgun Energy Corporation)

The Company owns common shares of Organa Gardens International Inc. (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As of December 31, 2007, the Company owns 53,450 shares of Organa’s common stock with a market value of $7,216. During year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(5,612), which was recorded as other comprehensive income (loss).  During the three months ended March 31, 2009, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $ 5,826, which was recorded as other comprehensive income. As at March 31, 2009, the Company owns 53,450 shares of Organa’s common stock with a market value of $7,428 (2008 - $1,604).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $275,121, which was recorded as other comprehensive income. During the three months ended March 31, 2009, the Company sold 109,500 shares resulting in a realized loss of ($8,547) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $130,401, which was recorded as other comprehensive loss. As at March 31, 2008, the Company owns 1,086,677 shares of Legacy’s common stock with a market value of $760,674. (2008 - $980,864).

Available for sale securities – related parties include the following:

	March 31,	December 31
	2009	2008
1,086,677 (2008-1,196,177) shares of Legacy Wine & Spirits	$ 760,674	$ 980,864
53,450 (2008- 53,450) shares of Organa Gardens International	7,428	1,604
	$ 768,102	$ 982,648

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at March 31, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost March 31, 2009	Net Cost December31, 2008

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

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

MARCH 31, 2009

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

NOTE 6– DEFERRED COMPENSATION

The Company has recorded the prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as deferred compensation as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant will provide consulting services to the Company (valued at $110,000) in exchange for 555,556 post reverse-split shares of the Company’s common stock.  To March 31, 2009, a total of $103,888 has been expensed. (2008 - $94,726)

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant will provide services to the Company (valued at $82,500) in exchange for 416,667 post reverse-split shares of the Company’s common stock.  To March 31, 2009, a total of $82,500 has been expensed. (2008 - $82,500)

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $36,000) in exchange for 200,000 post reverse-split restricted shares of the Company’s common stock.  To March 31, 2009, a total of $29,250 has been expensed. ( 2008 - $24,750)

NOTE 8 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2009 Stock Transactions

No stock issuances during the three months ended March 31, 2009.

(2)

2009 Stock Options

             During the three months ended March 31, 2009, the Company did not grant any stock options to director’s,  employees or consultants.

The Company’s stock option activity  is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	4.00 years
Balance, March 31, 2009	2,157,899	$ 0.10	4.00 years

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(3)

2008 Stock Transactions

During the three months ended March 31, 2008:

(a)   On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(4)

2008 Stock Options

       During the three months ended March 31, 2009, the Company did not grant any stock options to director’s,

                employees or consultants.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, companies controlled by significant shareholders earned $4,500 (2008 - $4,500) pursuant to investment banking services contracts (refer to Note 6).

During the three months ended March 31, 2009, the Company paid $Nil (2008 -$3,300) to directors for management fees.

During the three months ended March 31, 2009, the Company incurred expenses for office rent of $5,310 (2008 - $6,150) to a private company controlled by a significant shareholder.

At March 31, 2009, a total of $26,253 ( 2008 – ($32,747)) was due from Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At March 31, 2009, a total of $66,831 (2008 –  ($31,331)) was due from Legacy Wine & Spirits International Ltd., a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	March 31, 2009	December 31, 2008

Significant shareholders	$ 289,683	$ 248,733

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

MARCH 31, 2009

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

NOTE 11 – INCOME TAXES

As of March 31, 2009, the Company had net operating loss carryforwards of approximately $16,755,000 that may be available to reduce future years' taxable income and will expire between the years 2010 - 2029.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the three months ended March 31, 2009 and 2008 for:	2009	2008

Interest	$ -	$ -

Income taxes	$ -	$ -

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

Our Investment in Available for sale securities – related parties

Organa Gardens International Inc. (formerly Shotgun Energy Corporation)

The Company owns common shares of Organa Gardens International Inc. (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As of December 31, 2007, the Company owns 53,450 shares of Organa’s common stock with a market value of $7,216. During year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(5,612), which was recorded as other comprehensive income (loss).  During the three months ended March 31, 2009, the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $ 5,826, which was recorded as other comprehensive income. As at March 31, 2009, the Company owns 53,450 shares of Organa’s common stock with a market value of $7,428 (2008 - $1,604).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $275,121, which was recorded as other comprehensive income. During the three months ended March 31, 2009, the Company sold 109,500 shares resulting in a realized loss of ($8,547) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $130,401, which was recorded as other comprehensive loss. As at March 31, 2009, the Company owns 1,086,677 shares of Legacy’s common stock with a market value of $760,674. (2008 - $980,864).

Available for sale securities – related parties include the following:

	March 31,	December 31
	2009	2008
1,086,677 (2008-1,196,177) shares of Legacy Wine & Spirits	$ 760,674	$ 980,864
53,450 (2008- 53,450) shares of Organa Gardens International	7,428	1,604
	$ 768,102	$ 982,648

Film Production and development costs at March 31, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost March 31, 2009	Net Cost December31, 2008

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of March 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $28,535)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of March 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal value of  $1. (2008 - $56,434)

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $3,301)

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $2,942).

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

WASTE ENERGY SECTOR

The Thermal Oxidation Process System (TOPS) Greencycle Gasification plants decompose organic matter (with heat and air) and recover non-organics by utilizing specialized equipment and is a proven alternative to landfills. Greencycle uses low heat (500-600 Celsius) to convert all the carbon locked up in unsorted garbage into a form where it produces high quality heat through a second stage gas oxidizer running at around 1,100 Celsius. This process creates energy, enough to make electrical energy and support district heating / greenhouses. The Greencycle system provides controlled conditions to utilize Carbon Dioxide (CO2) for accelerated plant growth in greenhouses and algae farms.  The other non-carbon materials in garbage, such as aluminum, tin, copper and stainless steel, and can be easily separated after all the carbon has been removed without melting or slagging. Micron sized metals, silica, calcium etc, are also sorted out for re-use by using the Ash Recycling and Recovery Equipment (ARRE) sub-system.

As of March 31, 2009, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended March 31, 2009.(2008 - $Nil)

Liquidity and Capital Resources.

At March 31, 2009, we had total assets of $864,142, including current assets in cash only of $2,955. We have film production & development costs of $1. available for sale securities of $768,102, an amount due from Legacy Wine & Spirits International Ltd. of $66,831 and amount due from Organa Gardens Internatioal Inc. of $26,253.. As of December 31, 2008, we had total  assets of $1,015,455. The decrease in assets is primarily due to an decrease in the carrying value of available for sale securities.

At March 31, 2009, we had current liabilities of $326,875, which was represented by accounts payable and accrued liabilities of $37,192 and due to related parties in the amount of $289,683.. As of December 31, 2008 we had total current liabilities of $324,635. The decrease in liabilities was a result of activity with respect to related party amounts..  At March 31, 2009, we had a working capital deficiency of $323,920. (December 31, 2008 - $322,980).

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

Results of Operations

From inception to March 31, 2009, we have incurred cumulative net losses of $16,755,206 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,707,581, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd.. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,257,984, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,398,752.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, we had cash in the amount of $2,955. We have not generated any significant revenues since inception and have incurred a net loss of $16,755,206 from our inception on September 13, 1999 to March 31, 2009. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company forwarded the staff comment letter to legal counsel. The response was filed in May 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2009 Stock Transactions

No stock issuances during the three months ended March 31, 2009.

(2)

2009 Stock Options

          During the three months ended March 31, 2009, the Company did not grant any stock options to  director’s, employees or consultants.

The Company’s stock option activity  is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	4.00 years
Balance, March 31, 2009	2,157,899	$ 0.10	4.00 years

(3)

2008 Stock Transactions

During the three months ended March 31, 2008:

(a)   On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(4)

2008 Stock Options

       During the three months ended March 31, 2009, the Company did not grant any stock options to.director’s, employees or consultants

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

None

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: May 20,009	By: /s/ C. Scheive
Christopher Scheive
President and a Director.

Date: May 202009	By: /s/ J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer