Form 10-Q
period 2009-06-30
Golden Spirit Enterprises Ltd.
filed 2009-08-20
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2009 there were 18,842,024 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2009 (Unaudited)

and  December 31, 2008

F-1

Statements of Operations (Unaudited) For the Six Months
Ended June 30, 2009 and 2008, and the Period from
February 18, 1999 (Inception) through June 30, 2009

F-2

Statements of Cash Flows (Unaudited) For the Three and Six Months
Ended June 30, 2009 and 2008, and the Period from
February 18, 1999 (Inception) through June 30, 2009

F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

3

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.

Controls and Procedures

8

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

9

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

Signatures

11

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009 (unaudited)	2008

ASSETS
CURRENT ASSETS
Cash	$ 3,756	$ 1,556
Accounts Receivable	-	99
Prepaid Expenses	3,000	-

TOTAL CURRENT ASSETS	6,756	1,655

AVAILABLE FOR SALE SECURITIES – related parties	437,076	982,468
FILM PRODUCTION & DEVELOPMENT COSTS	1	1
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	68,831	31,331
DUE FROM ORGANA GARDENS INTERNATIONAL LTD.	-	-

TOTAL ASSETS	$ 512,663	$ 1,015,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 30,193	$ 43,155
Due to Organa Gardens International Ltd.	747	32,747
Due to related parties	290,007	248,733

TOTAL CURRENT LIABILITIES	320,947	324,635

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
18,842,024 (2008 – 18,842,024) common shares	1,883	1,883
Additional paid-in capital	17,323,737	17,323,737
Deferred compensation	(2,255)	(26,529)
Deficit accumulated during the development stage	(17,642,283)	(17,574,507)
Accumulated other comprehensive income	510,634	966,236

TOTAL STOCKHOLDERS’ EQUITY	191,716	690,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 512,663	$ 1,015,455

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		September 13, 1993 (inception) to
	2009	2008	2009	2008	June 30, 2009
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	11,052	24,042	24,719	44,584	7,409,804
Depreciation and amortization	-	32	-	64	132,569
Exploration costs	-	-	-		241,754
Investor relations	-	-	-		695,153
Loss on settlement of debt	-	-		-	302,500
Management fees	-	-	-	-	378,447
Office and general	9,786	8,304	23,428	21,580	617,055
Poker Sponsorships	-	-	-	-	52,500
Professional fees	3,076	1,068	7,076	6,160	613,148
Travel and accommodation	1,217	-	4,006	3,961	255,830
Wages and salaries	-	-	-	3,300	249,433
Write-off of website development costs	-	-	-	--	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-	-	-	90,762
Write-off of other assets	-	-	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	25,131	33,446	59,229	79,649	15,452,013
OTHER INCOME (EXPENSES:)
EQUITY LOSS FROM ORGANA	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA	-	-	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES- RELATED PARTIES	-	22,300	(8,547)	22,300	28,344
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
MINORITY INTEREST IN LEGACY LOSS	-	-	-	-	479,978
TOTAL OTHER INCOME (EXPENSES)	-	22,300	(8,547)	22,300	(1,465,172)
Loss before income taxes	(25,131)	(11,146)	(67,776)	(57,349)	(16,780,337)
Income Tax Provision	-	-		-	-
NET LOSS	$ (25,131)	$ (11,146)	$ (67,776)	$ (57,349)	$ (16,780,337)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (.0.00)	$ (0.01)	$ (0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,842,024	18,228,453	18,842,024	17,952,173

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 13,
			1993 (inception)
	Six months ended June 30,		to June 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$ (67,776)	$ (57,349)	$ (16,780,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	64	132,569
Fees and services paid for with shares	24,274	27,342	5,090,963
Loss on settlement of debt	-		302,500
Stock-based compensation	-		2,208,169
Non-cash component of URL write-down	-		1,214,193
Resource property acquisition and exploration costs	-		763,000
Film production and development costs	-		(90,763)
Write-down of technology license	-		2,055,938
Write-off of website development costs	-		206,876
Write-down of film production & development costs	-		90,762
Equity loss from Organa	-		1,394,280
Write-down of investment in Organa	-		313,301
(Gain)/Loss on sale of marketable securities	8,547	(22,300)	(28,344)
Dilution gain – Legacy	-		(334,087)
Minority interest in Legacy loss	-		(479,978)
Net changes in operating assets and liabilities	(25,823)	(1,370)	311,601

CASH FLOWS USED IN OPERATING ACTIVITIES	(50,778)	(53,613)	(3,629,357)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	81,244	59,740	304,925
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	81,244	59,740	(116,422)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	(28,266)	(72,068)	624,112
Net proceeds on sale of common stock	-	66,250	3,125,423

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(28,266)	(5,818)	3,749,535

NET (DECREASE) INCREASE IN CASH	2,200	309	3,756
CASH, BEGINNING OF PERIOD	1,556	6,282	-

CASH , END OF PERIOD	$ 3,756	$ 6,591	$ 3,756

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming including the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants (refer to Note 5).

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,780,337 and at June 30, 2009 had a working capital deficiency of $314,191.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

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

Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (continued)

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

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicate that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates. Additional amortization is recorded for the amount, if any, by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

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

JUNE 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (continued)

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The Company has evaluated subsequent events up to and including August 19, 2009 and has determined there were no signifigant transactions.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $5,612 which was recorded as other comprehensive income (loss).  During the six months ended June 30, 2009, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $5,023 , which was recorded as other comprehensive income. As at June 30, 2009, the Company owns 53,450 shares of Organa’s common stock with a market value of $2,405 (December 31, 2008 - $1,604).

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $275,121, which was recorded as other comprehensive income. During the six months ended June 30, 2009, the Company sold 109,500 shares resulting in a realized loss of $(8,547) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $456,404, which was recorded as other comprehensive loss. As at June 30, 2009, the Company owns 1,086,677 shares of Legacy’s common stock with a market value of $434,671. (December 31,.2008 - $980,864).

Available for sale securities – related parties include the following:

	June 30,	December 31
	2009	2008

1,086,677 (2008-1,196,177) shares of Legacy	$ 434,671	$ 980,864
53,450 (2008- 53,450) shares of Organa	2,405	1,604

	$ 437,076	$ 982,468

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at June 30, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost June 30, 2009	Net Cost December31, 2008

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS (continued)

Acquired Films and Film Rights

The Company acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive a 25% interest in the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 to produce the series, the Company will receive a guaranteed 15% interest in the gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series”. As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a nominal carrying value of $1.

Films in progress

The Company signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of June 30, 2009 and December 31, 2008, the agreement has not been finalized and the Company has incurred $ Nil on this project.

NOTE 5 – OTHER PROPERTIES

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of June 30, 2009 and December 31, 2008, the Company has incurred $Nil on this project.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant provides consulting services to the Company (valued at $110,000) in exchange for 555,556 shares of the Company’s common stock.  To June 30, 2009, a total of $110,000 has been expensed (December 31, 2008 - $94,726).

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant provides services to the Company (valued at $82,500) in exchange for 416,667 shares of the Company’s common stock.  To June 30, 2009, a total of $82,500 has been expensed (December 31,2008 - $82,500).

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $36,000) in exchange for 200,000 restricted shares of the Company’s common stock.  To June 30, 2009, a total of $33,745 has been expensed (December 31, 2008 - $24,750)

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2009 Stock Transactions:

•

No stock issuances during the six months ended June 30, 2009.

(2)

2008 Stock Transactions:

•

-On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for current services;

•

-On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for current services;

•

-820,730 incentive stock options were exercised at $0.10 per share for proceeds of $82,073; and

•

-On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for current services

(3)

Stock Options

During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company did not grant any stock options to director’s, employees or consultants.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10

Balance, December 31, 2008	2,351,787	0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-

Balance, June 30, 2009	2,351,787	$ 0.20	2.17 years

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

NOTE 7 – CAPITAL STOCK (con’t.)

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 8,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, companies controlled by significant shareholders earned $4,500 (2008 - $4,500) pursuant to investment banking services contracts (refer to Note 6).

During the six months ended June 30, 2009, the Company paid $Nil (2008 -$3,300) to directors for management fees.

During the six months ended June 30, 2009, the Company incurred expenses for office rent of $9,224 (2008 - $6,150) to a private company controlled by a significant shareholder.

At June 30, 2009, a total of $747 (December 31, 2008 – $32,747) was due to Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At June 30, 2009, a total of $68,831 (December 31, 2008 – $31,331) was due from Legacy Wine & Spirits International Ltd., a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	June 30, 2009	December 31, 2008

Significant shareholders	$ 290,007	$ 248,733

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 2, 2003, the Company issued 25,000 common shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.  The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 25,000 post reverse-split shares.  The consultant refused to return the shares; therefore, the Company issued a stop transfer and commenced legal proceedings to recover the shares.  The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn.  On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs; however, the 25,000 common shares were to be returned to the Company (not yet received).  In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005.  The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, which seized the Company’s bank account.  No further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order.

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

As of August 1, 2002, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and was renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008 pursuant to a renewal for an additional 3 years at $2,200.

NOTE 10 – INCOME TAXES

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $16,755,000 that may be available to reduce future years' taxable income and will expire between the years 2010 - 2029.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the six months ended June 30, 2009 and 2008 for:	2009	2008

Interest	$ -	$ -

Income taxes	$ -	$ -

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

Our Investment in Available for sale securities – related parties

Organa Gardens International Inc. (formerly Shotgun Energy Corporation)

The Company owns common shares of Organa Gardens International Inc. (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  As of December 31, 2007, the Company owns 53,450 shares of Organa’s common stock with a market value of $7,216. During year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $(5,612), which was recorded as other comprehensive income (loss).  During the six months ended June 30, 2009, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $5,023 , which was recorded as other comprehensive income. As at June 30, 2009, the Company owns 53,450 shares of Organa’s common stock with a market value of $2,405 (December 31, 2008 - $1,604).

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. As at December 31, 2007, the Company owns 1,272,377 shares of Legacy’s common stock with a market value of $636,189. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $275,121, which was recorded as other comprehensive income. During the six months ended June 30, 2009, the Company sold 109,500 shares resulting in a realized loss of $(8,547) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $456,404, which was recorded as other comprehensive loss. As at June 30, 2009, the Company owns 1,086,677 shares of Legacy’s common stock with a market value of $434,671. (December 31,.2008 - $980,864).

Available for sale securities – related parties include the following:

	June 30,	December 31
	2009	2008
1,086,677 (2008-1,196,177) shares of Legacy Wine & Spirits	$ 434,671	$ 980,864
53,450 (2008- 53,450) shares of Organa Gardens International	2,405	1,604
	$ 437,076	$ 982,648

Film Production and development costs at June 30, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost March 31, 2009	Net Cost December31, 2008

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of June 30, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $28,535)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of June 30, 2009, due to uncertainty of realization, the Company has written down this project to a nominal value of  $1. (2008 - $56,434)

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $3,301)

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $2,942)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of June 30, 2009, the Company has spent $ Nil on this project.

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

As of June 30, 2009, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended June 30, 2009.(2008 - $Nil)

Liquidity and Capital Resources.

At June 30, 2009, we had total assets of $512,663, including current assets in cash of $3,756 and prepaid expenses of $3,000.. We have film production & development costs of $1 available for sale securities of $437,076 and an amount due from Legacy Wine & Spirits International Ltd. of $68,831. As of December 31, 2008, we had total  assets of $1,015,455. The decrease in assets is primarily due to a decrease in the carrying value of available for sale securities.

At June 30, 2009, we had current liabilities of $320,947, which was represented by accounts payable and accrued liabilities of $30,193, an amount due to Organa Gardens International, Inc. of $747 and due to related parties in the amount of $290,007. As of December 31, 2008 we had total current liabilities of $324,635. The decrease in liabilities was a result of activity with respect to related party amounts..  At June 30, 2009, we had a working capital deficiency of $314,191. (December 31, 2008 - $322,980).

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

Results of Operations

From inception to June 30, 2009, we have incurred cumulative net losses of $16,780,337 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd.. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,452,013, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,409,804.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, we had cash in the amount of $3,756. We have not generated any significant revenues since inception and have incurred a net loss of $16,780,337 from our inception on September 13, 1999 to June 30, 2009. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

Item 4T. Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30,  2009. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company forwarded the staff comment letter to legal counsel. The response was filed in May 2009 and a subsequent additional response was filed in July, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2009 Stock Transactions:

•

No stock issuances during the six months ended June 30, 2009.

(2)

2008 Stock Transactions:

•

-On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for current services;

•

-On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for current services;

•

-820,730 incentive stock options were exercised at $0.10 per share for proceeds of $82,073; and

•

-On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for current services

(3)

Stock Options

During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company did not grant any stock options to director’s, employees or consultants.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10

Balance, December 31, 2008	2,351,787	0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-

Balance, June 30, 2009	2,351,787	$ 0.20	2.17 years

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 8,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted

ITEM 3.  Defaults Upon Senior Securities

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: August 18,2009	By: /s/ C. Scheive
Christopher Scheive
President and a Director.

Date: August 18,2009	By: /s/ J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer