Form 10-Q
period 2009-09-30
Golden Spirit Enterprises Ltd.
filed 2009-11-16
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2009 there were 18,942,024 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS                                                                                                 PAGE

Item 1. Financial Statements.	F-1

Balance Sheet as of September 30, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2009 and 2008, and the Period from September 13, 1993 (Inception) through September 30, 2009	F-2

Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2009 and 2008, and the Period from September13, 1993 (Inception) through September 30, 2009	F-3

Notes To Condensed Financial Statements (Unaudited).	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation.	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T Controls and Procedures	8

Part II. OTHER INFORMATION	9

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

SIGNATURES	11

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...F-4-13

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009 (unaudited)	2008

ASSETS
CURRENT ASSETS
Cash	$ 515	$ 1,556
Accounts Receivable	1,470	99

TOTAL CURRENT ASSETS	1,985	1,655

AVAILABLE FOR SALE SECURITIES – related parties	136,138	982,468
FILM PRODUCTION & DEVELOPMENT COSTS	1	1
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	71,091	31,331
DUE FROM ORGANA GARDENS INTERNATIONAL LTD.	5,903	-

TOTAL ASSETS	$ 215,118	$ 1,015,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 32,165	$ 43,155
Due to Organa Gardens International Ltd.	-	32,747
Due to related parties	261,432	248,733

TOTAL CURRENT LIABILITIES	293,597	324,635

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
18,942,024 (2008 – 18,842,024) common shares	1,893	1,883
Additional paid-in capital	17,327,727	17,323,737
Deferred compensation	-	(26,529)
Deficit accumulated during the development stage	(17,666,045)	(17,574,507)
Accumulated other comprehensive income	257,946	966,236

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(78,479)	690,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 215,118	$ 1,015,455

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 13, 1993 (inception) to
	2009	2008	2009	2008	September 30, 2009
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES -Poker royalties & processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	7,319	20,542	32,038	65,126	7,417,123
Depreciation and amortization		32	-	96	132,569
Exploration costs		-	-	-	241,754
Investor relations		-	-	-	695,153
Loss on settlement of debt		-	-	-	302,500
Management fees		-	-	-	378,447
Office and general	11,300	19,076	34,728	40,656	628,355
Poker Sponsorships		-	-	-	52,500
Professional fees	2,232	9,450	9,308	15,610	615,380
Travel and accommodation	2,835	9,646	6,841	13,606	258,665
Wages and salaries	1,409	1,000	1,409	4,300	250,842
Write-off of website development costs	-	-	-	--	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-	-	-	90,762
Write-off of other assets	-	-	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	25,095	59,746	84,324	139,394	15,477,108
OTHER INCOME (EXPENSES:)
EQUITY LOSS FROM ORGANA	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA	-	-	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES- RELATED PARTIES	1,333	(162)	(7,214)	22,138	29,677
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
MINORITY INTEREST IN LEGACY LOSS	-	-	-	-	479,978
TOTAL OTHER INCOME (EXPENSES)	1,333	(162)	(7,214)	22,138	(1,463,839)
Loss before income taxes	(23,762)	(59,908)	(91,538)	(117,256)	(16,804,099)
Income Tax Provision	-	-		-	-
NET LOSS	$ (23,762)	$ (59,908)	$ (91,538)	$ (117,256)	$ (16,804,099)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	(0.00)	$ (0.01)	(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,897,451	18,784,711	18,860,705	18,310,321

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 13,
			1993 (inception)
	Nine months ended September 30,		to September 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$ (91,538)	$ (117,256)	$ (16,804,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	96	132,569
Fees and services paid for with shares	26,529	69,346	5,093,218
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Equity loss from Organa	-	-	1,394,280
Write-down of investment in Organa	-	-	313,301
(Gain)/Loss on sale of marketable securities	7,214	(22,138)	(29,677)
Dilution gain – Legacy	-		(334,087)
Minority interest in Legacy loss	-		(479,978)
Net changes in operating assets and liabilities	(12,362)	18,548	315,062

CASH FLOWS USED IN OPERATING ACTIVITIES	(70,157)	(88,500)	(3,648,736)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	-	(19,533)	(75,603)
Net proceeds from sale of securities – related parties	130,827	61,740	354,508
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	130,827	42,207	(66,839)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	(61,711)	(35,302)	590,667
Net proceeds on sale of common stock	-	82,073	3,125,423

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(61,711)	46,771	3,716,090

NET (DECREASE) INCREASE IN CASH	(1,041)	478	515
CASH, BEGINNING OF PERIOD	1,556	6,282	-

CASH , END OF PERIOD	$ 515	$ 6,760	$ 515

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of 16,804,099 and at September 30, 2009 had a working capital deficiency of $ 291,612 The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

NOTE 2- BASIS OF PRESENTATION (continued)

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

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Recent Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

NOTE 2- BASIS OF PRESENTATION (continued)

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events..ASC 855 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The Company has evaluated subsequent events up to and including November 16, 2009 and has determined there were no significant transactions.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives  and Hedging”  This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $5,612 which was recorded as other comprehensive income (loss).  During the nine months ended September 30, 2009,  the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $52, which was recorded as other comprehensive income. As at September 30, 2009, the Company owns 3,450 shares of Organa’s common stock with a market value of $103 (December 31, 2008 - $1,604).

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $275,121, which was recorded as other comprehensive income. During the nine months ended September 30, 2009, the Company sold 224,500 shares resulting in a realized loss of $(6,434) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $709,040, which was recorded as other comprehensive loss. As at September 30, 2009, the Company owns 971,677 shares of Legacy’s common stock with a market value of $136,035. (December 31,.2008 - $980,864).

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

Available for sale securities – related parties include the following:

	September 30,	December 31
	2009	2008

971,677 (2008-1,196,177) shares of Legacy	$ 136,035	$ 980,864
3,450 (2008- 53,450) shares of Organa	103	1,604

	$ 136,138	$ 982,468

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at September 30, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost September 30, 2009	Net Cost December 31, 2008

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

NOTE 4 – FILM PRODUCTION AND DEVELOPMENT COSTS (continued)

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

Films in progress

The Company signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2009 and December 31, 2008, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2009 and December 31, 2008, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of September 30, 2009 and December 31, 2008, the agreement has not been finalized and the Company has incurred $ Nil on this project.

NOTE 5 – OTHER PROPERTIES

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of  September 30, 2009 and December 31, 2008, the Company has incurred $Nil on this project.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

NOTE 6– DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant provides consulting services to the Company (valued at $110,000) in exchange for 555,556 shares of the Company’s common stock.  To September 30, 2009, a total of $110,000 has been expensed (December 31, 2008 - $94,726).

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant provides services to the Company (valued at $82,500) in exchange for 416,667 shares of the Company’s common stock.  To September 30, 2009, a total of $82,500 has been expensed (December 31,2008 - $82,500).

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $36,000) in exchange for 200,000 restricted shares of the Company’s common stock.  As at  September 30, 2009, a total of $36,000 has been expensed (December 31, 2008 - $24,750)

     As at September 30, 2009, the unamortized portion of the deferred compensation totaled $Nil (December 31, 2008 - $26,529).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)

2009 Stock Transactions:

During the nine month period ended September 30, 2009, 100,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy a debt to a related party in the amount of $4,000. Accordjngly, no compensation expense was recorded.

       (2)

      2008 Stock Transactions:

       During the nine months ended September 30, 2008:

(a)

On February 27, 2008 the Company issued 30,000 restricted common shares valued at $3,300 to a director for his current services

(b)

On June 18, 2008 the Company issued 25,000 restricted common shares valued at $3,500 to a consultant for his current services

(c)

820,730 incentive stock options were exercised at $0.10 per share for proceeds of $82,073

(d)

On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for her current services

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

NOTE 7 – CAPITAL STOCK (continued)

(3)

2009 Stock Options

During the nine months ended September 30, 2009, the Company granted 100,000 stock options to a related party and these options were immediately  exercised at $0.04 per share to satisfy a debt to a related party in the amount of $4,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10

Balance, December 31, 2008	2,351,787	0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-

Granted during 2009	100,000	-
Exercised during 2009	(100,000)	-

Balance, September 30, 2009	2,351,787	$ 0.20	2.17 years

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 8,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. 100,000 of these options were granted at   $0.04 per   share during the period.

(4)          2008 Stock Options

           During the nine months ended September 30, 2008, the Company did not grant any stock options.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, companies controlled by significant shareholders earned $6,755 (2008 - $13,500) pursuant to investment banking services contracts (refer to Note 6).

During the nine months ended September 30, 2009, the Company paid $1,409 (2008 -$4,300) to directors for management fees.

During the nine months ended September 30, 2009, the Company incurred expenses for office rent of $15,225 (2008 - $18,750) to a private company controlled by a significant shareholder.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

At September 30, 2009, a total of $5,903 (December 31, 2008 – $(32,747)) was due from  Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

At September 30, 2009, a total of $71,091 (December 31, 2008 – $31,331) was due from Legacy Wine & Spirits International Ltd., a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	September 30, 2009	December 31, 2008

Significant shareholders	$ 261,432	$ 248,733

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

NOTE 10 – INCOME TAXES

As of September 30, 2009, the Company had net operating loss carry forwards of approximately $16,808,000 that may be available to reduce future years' taxable income and will expire between the years 2010 - 2029.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended September 30, 2009 and 2008 for:	2009	2008

Interest	$ -	$ -

Income taxes	$ -	$ -

The Company issued 100,000 shares of common stock with a value of $4,000 for satisfaction of debt to related parties during the nine month period ended September 30, 2009. No stock was issued for this purpose during the nine months ended September 30, 2008.

The Company paid no cash for interest and income taxes for the nine months ended September 30, 2009 and 2008.

NOTE 12 – SUBSEQUENT EVENTS

In October ,the Company issued a total of 2,550,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.02 per share to satisfy debt to related parties in the amount of $50,500.

On October 29, 2009, the Company signed an agreement to acquire 32 BLM gold mineral lease claims in the newly discovered Long Canyon Trend of east central Nevada. The Company will acquire a 75% undivided interest in these 32 claims. The vendor will maintain a 25% interest in the claims until the Company has spent a minimum of $150,000 in exploration costs within 24 months from the date of this Agreement on the properties. The Company agreed to spend up to $25,000 for a geological report before December 15th 2009 and an additional $50,000 during the months of March through July 2010. The balance of $75,000 can be spent over the following 15 months at the Company’s discretion to earn the full 100% interest. The Company is required to pay $10,000 cash and issue up to 5,000,000 restricted common shares to acquire the interest. (not yet paid or issued).

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

Our Investment in Available for sale securities – related parties

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $5,612 which was recorded as other comprehensive income (loss).  During the nine months ended September 30, 2009,  the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $52, which was recorded as other comprehensive income. As at September 30, 2009, the Company owns 3,450 shares of Organa’s common stock with a market value of $103 (December 31, 2008 - $1,604).

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totalling $275,121, which was recorded as other comprehensive income. During the nine months ended September 30, 2009, the Company sold 224,500 shares resulting in a realized loss of $(6,434) and recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $709,040, which was recorded as other comprehensive loss. As at September 30, 2009, the Company owns 971,677 shares of Legacy’s common stock with a market value of $136,035. (December 31,.2008 - $980,864).

Available for sale securities – related parties include the following:

	September 30,	December 31
	2009	2008

971,677 (2008-1,196,177) shares of Legacy	$ 136,035	$ 980,864
3,450 (2008- 53,450) shares of Organa	103	1,604

	$ 136,138	$ 982,468

Film Production and development costs at September 30, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost September 30, 2009	Net Cost December 31, 2008

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of September 30, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2008 - $28,535)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of September 30, 2009, due to uncertainty of realization, the Company has written down this project to a nominal value of  $1. (2008 - $56,434)

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $3,301)

The Company has signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of Septembre 30, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $2,942)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of September 30, 2009, the Company has spent $ Nil on this project.

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

As of September 30, 2009, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended September 30, 2009.(2008 - $Nil)

Liquidity and Capital Resources.

At September 30, 2009, we had total assets of $215,118, including current assets in cash of $515 and accounts receivable of $1,470. We have film production & development costs of $1. available for sale securities of $136,138, an amount due from Legacy Wine & Spirits International Ltd. of $71,091 and an amount due from Organa Gardens International Inc. of $5,903. As of December 31, 2008, we had total assets of $1,015,455. The decrease in assets is primarily due to a decrease in the carrying value of available for sale securities.

At September 30, 2009, we had current liabilities of $293,597, which was represented by accounts payable and accrued liabilities of $32,165 and due to related parties in the amount of $261,432. As of December 31, 2008 we had total current liabilities of $324,635. The decrease in liabilities was a result of paying an amount due to Organa Gardens International Inc.  At September 30, 2009, we had a working capital deficiency of $291,612. (December 31, 2008 - $322,980).

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

Results of Operations

We have  realized minimal  revenues from operations to date. Loss from operations for the three month period ended September 30, 2009 was $25,095 (2008 - $59,746). This decrease in loss was due to a decrease in consulting fees and office and general expenses.

From inception to September 30, 2009, we have incurred cumulative net losses of $16,804,099 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,477,108, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,417,123, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2009, we had cash in the amount of $515. We have not generated any significant revenues since inception and have incurred a net loss of $16,804,099 from our inception on September 13, 1999 to September 30, 2009. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

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

The Company forwarded the staff comment letter to legal counsel. The response was filed in May 2009 and a subsequent additional response was filed in July, 2009. In September, 2009, the Division of Investment Management responded that it had no further comments on the filing provided that Golden Spirit continue to liquidate its holdings of Legacy Wine & Spirits and Organa Gardens International by

December 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)

2009 Stock Transactions:

During the nine month period ended September 30, 2009, 100,000 incentive stock options were granted and immediately  exercised at $0.04 per to satisfy a debt to a related party in the amount of $4,000. Accordingly, no compensation expense was recorded.

       (2)

      2008 Stock Transactions:

       During the nine months ended September30, 2008:

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

(d)

On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for her current services

(3)

2009 Stock Options

During the nine month period ended September 30, 2009, 100,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy a debt to a related party in the amount of $4,000. Accordingly, no compensation expense was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10

Balance, December 31, 2008	2,351,787	0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-

Granted during 2009	100,000	-
Exercised during 2009	(100,000)	-

Balance, September 30, 2009	2,351,787	$ 0.20	2.17 years

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 8,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. 100,000 of these options were granted at $0.04 per share during the period.

(4)          2008 Stock Options

           During the nine months ended September 30, 2008, the Company did not grant any stock options.

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: November 16, 2009	By: /s/ C. Scheive
Christopher Scheive
President and a Director.

Date: November 16, 2009	By: /s/J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer