Form 10-K
period 2009-12-31
Golden Spirit Enterprises Ltd.
filed 2010-04-12
CIK 1076262

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

GOLDEN SPIRIT ENTERPRISES LTD.

DELAWARE	52-2132622
(STATE OF INCORPORATION)	(I.R.S. ID)

1802 GOYA ST. JONQUIERE, QUEBEC, G72 1C3

(514) 688-3289

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC: BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0001

(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a smaller reporting company.

Large accelerated filer ¨

     Accelerated filer   ¨

Non-accelerated filer   ¨   (Do not check if a smaller reporting company)                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes    ☒  No

As of March 31, 2010, there were 23,957,024 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

Golden Spirit Enterprises Ltd.
FORM 10-K

For The Fiscal Year Ended December 31, 2009

INDEX

PART I

3

ITEM 1.    BUSINESS

3

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

8

ITEM 2.    PROPERTIES

9

ITEM 3.    LEGAL PROCEEDINGS

10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

                     EQUITY SECURITIES

10

ITEM 6.    SELECTED FINANCIAL DATA

13

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

41

ITEM 9A.  CONTROLS AND PROCEDURES EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

42

ITEM 9B.  OTHER INFORMATION

43

PART III

44

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

44

ITEM 11.    EXECUTIVE COMPENSATION

45

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                        MATTERS

45

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

46

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

47

PART IV

47

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

48

SIGNATURES

49

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

The Company remains involved in the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with EnEco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants. The Agreement calls for a joint venture utilizing EnEco's expertise and technology to develop a municipal solid waste (garbage) recycling and biomass derived renewable energy facility. Golden Spirit and EnEco will build and operate a series of solid waste recycling and biomass derived renewable energy facility with greenhouse and algae subsystems that will utilize our Thermal Oxidation Process System (TOPS) technology to generate electricity for sale to the local power grid. Further details on the new Golden Spirit - EnEco project can be viewed on our website www.goldenspirit.ws.

Our Investment in Available for sale securities – related parties

Organa Gardens International Inc. (formerly Shotgun Energy Corporation)

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. As at December 31, 2009, the Company owns 3,450 shares of Organa’s common stock with a market value of $41 (December 31, 2008 - $1,604).

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $8,503 and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $780,606, which was recorded as other comprehensive loss. As at December 31, 2009, the Company owns 894,577 shares of Legacy’s common stock with a market value of $53,675. (December 31, 2008 - $980,864).

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2009	2008
894,577 (2008-1,196,177) shares of Legacy Wine & Spirits	$53,675	$ 980,864
3,450 (2008- 53,450) shares of Organa Gardens International	41	1,604
	$ 53,716	$ 982,648

FILM PRODUCTION & DEVELOPMENT SECTOR

Film Production and development costs at December 31, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost December 31, 2009	Net Cost December 31, 2008

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2008 - $Nil)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal value of $1 (2008 - $1).

Films in progress

The Company has signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 30, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2008 - $Nil)

The Company has signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2008 - $Nil)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of December 31, 2009, the Company has spent $ Nil on this project.(2008 - $Nil)

SUMMARY:

       The $84,970 for acquired film rights consists of the following:

Cash payment for rights to Amazing Super Buddies (ASB)

$ 54,000

Cash payment for rights to Tales of Rain and Magic (TRM)

   25,000

35 mm film reels and gala screening costs for TRM

     3,535

Compact Discs and costs for trailer for ASB                                                     2,435

Total                                                                                                            $84,970

The $5,793 for films in progress consists of the following:

Cash payment for rights to The Cabin

                       $     1,000

Cash payment for rights to Brotherhood of the Phoenix

                              1,000

Filming of trailers for The Cabin and Brotherhood of the Phoenix                          3,793

Total

           $      5,793

The Company reviews the impairment issue at each quarter on its completed films and films in progress. The Company has letters of intent on hand with distribution partners for its films. The Company expected those assets to generate revenue in the fourth quarter of 2008. The Company received no firm commitments to distribute its films as of December 31, 2008, therefore, due to uncertainty of realization, the Company has written down the above projects to a nominal value of $1.

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

As of December 31, 2009, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the year ended December 31, 2009. (2008 - $Nil)

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2009

-----------------------------------------------------------------------------------------------------------------------------

Percent

Entity

Nature of Ownership

Ownership

-----------------------------------------------------------------------------------------------------------------------------

3.9%

Legacy Wine & Spirits Internatiional Ltd.

     894,577  Shares of Common Stock

0.1%

Organa Gardens Internationanl Inc.                             3,450  Shares of Common Stock

-----------------------------------------------------------------------------------------------------------------------------

Employees.

We currently have 3 full-time employees. None of our employees are subject to any collective bargaining agreements.

Change in Directors

None. The current Directors are Christopher Scheive (President & CEO) and Jaclyn Cruz.(Secretary, Treasurer, & CFO)

The Company also announced that it has moved its Administrative Office to: 1802 Goya St. Jonquiere, Quebec, G7Z 1C3.  Fax - 1 888 265 0498: Phone – 514- 688 3289.

Entering into a new agreement

On October 29, 2009, the Company signed an agreement to acquire 32 BLM gold mineral lease claims in the newly discovered Long Canyon Trend of east central Nevada. The Company will acquire a 75% undivided interest in these 32 claims. The vendor will maintain a 25% interest in the claims until the Company has spent a minimum of $150,000 in exploration costs within 24 months from the date of this Agreement on the properties. The Company agreed to spend up to $25,000 for a geological report before December 15,2009 and an additional $50,000 during the months of March through July 2010. The balance of $75,000 can be spent over the following 15 months at the Company’s discretion to earn the full 100% interest. The Company is required to pay $10,000 cash ($3,076 paid) and issue up to 5,000,000 restricted common shares to acquire the interest (shares not issued). Subsequent to December 31, 2009, management decided not to proceed with this acquisition and signed a dissolution agreement in March, 2010. The $3,076 advanced was refunded to the Company.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

Property Held by Us.  As of the dates specified in the following table, we held the following property in the following amounts:

Property

December 31, 2009

December 31, 2008

-----------------------------------------------------------------------------------------------

Cash

US $ 1,223

US $1,556

=========================================================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.

We do not own any real property. Golden Spirit Enterprises Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement began August 1, 2008 for a period of three years at $2,200 per month. Golden Spirit Enterprises Ltd.’s principal corporate offices are located at 1802 Goya Street, Jonquiere, Quebec, G7Z 1C3.

ITEM 3.    LEGAL PROCEEDINGS

On May 2, 2003, the Company issued 25,000 post reverse-split common shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.  The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 25,000 post reverse-split shares.  The consultant refused to return the shares; therefore, the Company issued a stop transfer and commenced legal proceedings to recover the shares.  The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn.  On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs; however, the 25,000 post reverse-split shares were to be returned to the Company (not yet received).  In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005.  The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, which seized the Company’s bank account.  No further payments have been made towards the settlement agreement due to the Plaintiff’s refusal to sign the order. However, in the fourth quarter of 2009, the Supreme Court of British Columbia ruled in favor of the plaintiff despite the plaintiff’s failure to return the shares to the Company. In addition to the $6,080 Cdn. payment previously made and an amount of $14,810 US accrued towards a final resolution of the matter, the Company was ordered to pay an additional $52,169 US in damages and the case is now closed.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2009 there were approximately 2,000 holders of the outstanding shares of the Golden Spirit Enterprises Ltd.'s $0.0001 par value common stock.  Golden Spirit Enterprises Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9.  On October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol changed from TWOU to "GSPM". On October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol changed from GSPM to "GSML".

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

$0.04

2008 Fourth Quarter

$0.10

$0.02

2009 First Quarter

$0.10

$0.02

2009 Second Quarter

$0.09

$0.02

2009 Third Quarter

$0.09

$0.02

2009 Fourth Quarter

$0.09

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

Common Stock:

The Company is authorized to issue 500,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock.  Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock.  All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable. As of December 31, 2009, 23,442,024 shares of Golden Spirit Enterprises Ltd. common stock were issued and outstanding.

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

(1)          2009 Stock Transactions

During the year ended December 31, 2009:

During the year ended December 31, 2009, 3,900,000 incentive stock options were granted and immediately  exercised at prices between $0.02 -$0.06 per share to satisfy debts  related parties in the amount of $ 109,250. Accordingly, no compensation expense was recorded.

On November 30, 2009, the Company issued 700,000 restricted common shares valued at $49,000 to consultants pursuant to three deferred compensation agreements dated November 18, 2009.

(2)

2008 Stock Transactions

            During the year ended December 31, 2008:

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

On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for her current services

 (3)

2009 Stock Options

During the year ended December 31, 2009, the Company granted 3,900,000 stock options to related party consultants and these options were immediately exercised at prices between $0.02 - $0.04 per share to satisfy debts to these related parties in the amount of $109,250.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10

Balance, December 31, 2008	2,351,787	0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-

Granted during 2009	3,900,000	0.03
Exercised during 2009	(3,900,000)	0.03

Balance, December 31, 2009	2,351,787	$ 0.20	2.67 years

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 8,000,000 shares to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. 3,900,000 of these options were granted to consultants at prices between $0.02 - $0.04 per share during the year and immediately exercised to satisfy debt to related parties in the amount of $109,250.

 (4)

2008 - Stock Options

During the year ended December 31, 2008, the Company did not grant any stock options to directors, employees or consultants.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	WeightedAverage Remaining Contractual Life
Balance, December 31, 2006	1,352,517	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2009	2008	2007	2006	2005

Revenue	$ Nil	$ Nil	$ 43l	$ Nil	$ Nil
Operating Loss	(181,787)	(274,195)	(454,400)	(2,345,010)	(1,950,963)
Net Loss	(174,064)	(245,550)	(422,958)	(2,954,033)	(1,950,963)
Basic and diluted net loss per share	0.01	0.01	0.03	0.20	0.06
Cash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, & short term investments	1,223	1,556	6,282	7,547	-
Total assets	137,827	1,015,455	740,556	52,573	99,588
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	(123,592)	690,820	391,502	(329,376)	(217,081)

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

Liquidity and Capital Resources.

For the year ended December 31, 2009, we had total assets of $137,827, compared to total assets in 2008 of $1,015,455. This includes a cash balance of $1,223, compared to $1,556 in 2008. We have accounts receivable of  $3,076, available for sale securities with a fair value of $53,716 as at December 31, 2009, Film production & Development Costs of $1, due from legacy Wine & Spirits International Ltd. of 72,668, due from Organa Gardens International Inc.of $7,143 and Furniture and Equipment of $Nil.

At December 31, 2009, we had current liabilities of $261,419, which was represented by accounts payable and accrued liabilities of $33,582 and $227,837 due to related parties. At December 31, 2008 we had current liabilities of $324,635. The decrease in liabilities was essentially due to an decrease in amounts payable to Organa Gardens International Inc.and related parties.  At December 31, 2009, we had a working capital deficiency of $(257,120) (2008 - $(322,980)).

Results of Operations

We realized revenue in 2009 of $Nil (2008- $ Nil) and other income of $7,723 (2008 - $28,645) as the result of a gain on the sale of securities of a related party. In prior years, our revenues from prior businesses totaled $167,449.  During the year ended December 31, 2009 our loss was $174,064 (2008 - $245,550). This decrease in loss was due to a decrease in consulting fees and no write-downs in film production and distribution costs.

From inception to December 31, 2009, we have incurred cumulative net losses of $16,886,625 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,707,581, a  $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities (b) Legacy Wine & Spirits International Ltd. above) and  general and administrative expenses of $15,574,571, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,419,966.

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

payment of undetermined expenses relating to the Eneco venture.

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

Our Plan of Operation for the Next 12 Months.  We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  Anticipated revenues for the first quarter of 2009 are not expected to be significant.   Therefore, additional capital may be raised through additional public or private financings, as well as borrowings and other resources.  To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Spirit Enterprises Ltd.

Quebec, Canada

We have audited the accompanying consolidated balance sheets of Golden Spirit Enterprises Ltd. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2009 and for the cumulative period from September 13, 1998 (inception) to December 31, 2009.  Golden Spirit Enterprises Ltd.’s management is responsible for these statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Spirit Enterprises Ltd. as of December 31, 2009 and 2008, and the results of its activities and cash flows for each of the years in the two year period ended December 31, 2009 and for the cumulative period from September 13, 1993 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L Bradford & Company, LLC

__________________________

L.L. Bradford & Company, LLC

April 8, 2010

__________________

Las Vegas, Nevada

GOLDEN SPIRIT ENTERPRISES LTD.

( A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$ 1,223	$ 1,556
Accounts Receivable	3,076	99

TOTAL CURRENT ASSETS	4,299	1,655

AVAILABLE FOR SALE SECURITIES – related parties	53,716	982,468
FILM PRODUCTION & DEVELOPMENT COSTS	1	1
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	72,668	31,331
DUE FROM ORGANA GARDENS INTERNATIONAL INC.	7,143	-

TOTAL ASSETS	$ 137,827	$ 1,015,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable and accrued liabilities	$ 33,582	$ 43,155
Due to Organa Gardens International Inc.	-	32,747
Due to related parties	227,837	248,733

TOTAL CURRENT LIABILITIES	261,419	324,635

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
23,442,024 (2008 – 18,842,024) common shares	2,343	1,883
Additional paid-in capital	17,481,527	17,323,737
Deferred compensation	(45,209)	(26,529)
Deficit accumulated during the development stage	(17,748,571)	(17,574,507)
Accumulated other comprehensive income (loss)	186,318	966,236

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(123,592)	690,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 137,827	$ 1,015,455

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			September 13,
			1993 (inception)
	Year Ended	Year Ended	to December 31,
	December 31, 2009	December 31, 2008	2009
REVENUES
Processing fees	$ -	$ -	$ 98,425
Gaming Revenue	-	-	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	30,601
GROSS PROFIT (LOSS)	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	93,895
Consulting fees	34,881	78,793	7,419,966
Depreciation and amortization	-	107	132,569
Exploration costs	-	-	241,754
Investor relations	1,458	-	696,611
Litigation settlement	52,169	-	52,169
Loss on settlement of debt	-	-	302,500
Management fees	-	-	378,447
Office and general	45,506	52,590	639,133
Poker Sponsorships	-	-	52,500
Professional fees	35,235	30,110	641,307
Travel and accommodation	12,538	17,533	264,362
Wages and salaries	-	4,300	249,433
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	-	90,762	90,762
Write-off of other assets	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	181,787	274,195	15,574,571
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA GARDENS INTERNATIONAL		-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS		-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	7,723	28,645	44,614
DILUTION GAIN – LEGACY WINE&SPIRITS INTERNATIONAL		-	334,087
PROPERTY OPTION LOSS		-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	7,723	28,645	(1,928,880)
Loss before income taxes	(174,064)	(245,550)	(17,366,603)
Income Tax Provision	-	-	-
NET LOSS	$ (174,064)	$ (245,550)	$ (17,366,603)
NET LOSS ATTRIBUTED TO NONCONTROLLING INTEREST	-	-	479,978
NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD.	$ (174,064)	$ (245,550)	$ (16,886,625)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,478,120	18,454,109

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2009
					Deficit
					Accumulated	Accumulated
			Additional	Deferred	During the	Other
	Common Stock		Paid-in	Compensation	Development	Comprehensive
	Number of Shares	Amount	Capital	(Note 6)	Stage	Loss	Total
Balance, September 13, 1993 (date of inception)	0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
September 30, 2003 – common stock issued for cash at $0.01 per share	100,000	10	990	0	0	0	1,000
Net loss for the period ended December 31, 1993	0	0	0	0	(1,000)	0	(1,000)

Balance, December 31, 1993	100,000	10	990	0	(1,000)	0	0
Net loss for the years ended December 31, 1994 through 1997	0	0	0	0	0	0	0
Net loss for the year ended December 31, 1998	0	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 1998	100,000	10	990	0	(11,797)	0	(10,797)
January 6, 1999 – common stock issued for Rising Phoenix
finders’ fee at $18.00 per share	13,333	1	239,999	0	0	0	240,000
January 6, 1999 – common stock issued for cash and
management remuneration at $18.00 per share	10,000	1	179,999	0	0	0	180,000
January 28, 1999 – commons stock issued for services at $21.60 per share	10,000	1	215,999	0	0	0	216,000
February 26, 1999 – common stock issued for services at $21.60 per share	8,333	1	179,999	0	0	0	180,000
April 14, 1999 – common stock issued for cash (net of finance fee
of $99,500) at $4.80 to $15.00 per share	118,792	12	900,488	0	0	0	900,500
Less: fair value of warrants issued on financing	0	0	(764,095)	0	0	0	(764,095)
April 14, 1999 – warrants issued on financing	0	0	764,095	0	0	0	764,095
April 23, 1999 – stock based compensation	0	0	210,706	0	0	0	210,706
April 28, 1999 – common stock issued for technology licence
finder’s fee at $18.00 per share	6,667	1	119,999	0	0	0	120,000
June 15, 1999 – common stock issued for technology license at
$18.00 per share	50,000	5	899,995	0	0	0	900,000
June 15, 1999 – common stock issued for services at $15.00 per share share	333	0	5,000	0	0	0	5,000
June 30, 1999 – common stock issued for services at $15.60 per share hare	4,167	0	65,000	0	0	0	65,000
July 15, 1999 – warrants issued for URL purchase	0	0	328,858	0	0	0	328,858
July 20, 1999 – common stock issued for cash on exercise of
warrants at $18.0 per share	13,333	1	239,999	0	0	0	240,000
September 1, 1999 – warrants issued for URL purchase	0	0	220,146	0	0	0	220,146
September 1, 1999 – common stock issued for cash on exercise
of warrants at $18.00 per share	1,667	0	30,000	0	0	0	30,000
October 14, 1999 – common stock issued for cash on exercise of	667	0	10,000	0	0	0	10,000
warrants at $15.00 per share
October 22, 1999 – stock0based compensation	0	0	42,963	0	0	0	42,963
November 3, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
November 9, 1999 – common stock issued for technology
license at $ per share	50,000	5	899,995	0	0	0	900,000
November 15, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	3,333	0	50,000	0	0	0	50,000
November 19, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	10,833	1	194,999	0	0	0	195,000
November 24, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	13,333	1	239,999	0	0	0	240,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	8,333	1	149,999	0	0	0	150,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	4,167	0	75,000	0	0	0	75,000
November 29, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
December 6, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
December 9, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
Dividends paid	0	0	0	0	(219,978)	0	(219,978)
Rounding adjustment	0	2	(2)	0	0	0	0
Net loss	0	0	0	0	(4,201,051)	0	(4,201,051)

Balance, December 31, 1999	431,291	43	5,560,130	0	(4,432,826)	0	1,127,347
January 24, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
January 26, 2000 – common stock issued for cash on exercise	1,333	0	20,000	0	0	0	20,000
of warrants at $15.00 per share
January 31, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 8, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 9, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 11, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.00 per share
February 18, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.0 per share
February 24, 2000 – common stock issued for deferred compensation at $51.00 per share	11,667	1	594,999	(595,000)	0	0	0
February 24, 2000 – common stock issued for interest in oil and gas property	63,333	6	1,519,994	0	0	0	1,520,000
February 24, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
February 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
March 2, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 8, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 17, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 24, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	1,667	0	25,000	0	0	0	25,000
March 31, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	833	0	12,500	0	0	0	12,500
April 12, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
April 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
August 10 2000 – common stock issued for services at $0.30
per share	833	0	15,000	0	0	0	15,000
October 5, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
Deferred compensation expense recorded in the year	0	0	0	190,894	0		190,894
Rounding adjustment	0	3	(3)	0	0	0	0
Net loss	0	0	0	0	(1,350,249)	0	(1,350,249)

Balance, December 31, 2000	526,621	53	7,982,620	(404,106)	(5,783,075)	0	1,795,492
Deferred compensation expense recorded in the year	0	0	0	208,246	0	0	208,246
Net loss	0	0	0	0	(1,495,844)	0	(1,495,844)

Balance, December 31, 2001	526,621	53	7,982,620	(195,860)	(7,278,919)	0	507,894
November 6, 2002 – common stock issued for services at $1.20 per share	149,167	15	178,985	0	0	0	179,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	6,832	6,832
Deferred compensation expense recorded in the year	0	0	0	71,896	0	0	71,896
Net loss	0	0	0	0	(1,025,820)	0	(1,025,820)

Balance, December 31, 2002	675,788	68	8,161,605	(123,964)	(8,304,739)	6,832	(260,198)
January 10, 2003 – common stock issued for deferred compensation at $.60	325,000	33	194,967	(195,000)	0	0	0
January 10, 2003 – common stock issued for services at $0.60	16,667	2	9,998				10,000
January 14, 2003 – common stock issued to acquire “Miss Beverly Hills”	1,666,667	167	199,833	0	0	0	200,000
January 21, 2003 – common stock issued for services at $0.36	833,333	83	299,917	0	0	0	300,000
February 4, 2003 – return and cancellation of common stock	(1,666,667)	(167)	(199,833)	0	0	0	(200,000)
February 4, 2003 – return and cancellation of common stock	(416,667)	(42)	(149,958)	0	0	0	(150,000)
February 12, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
February 19, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
April 14, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 2, 2003 – common stock issued for exercise of stock options at $0.36	163,333	16	58,784	0	0	0	58,800
May 6, 2003 – common stock issued for exercise of stock options at $0.36	41,667	4	14,996	0	0	0	15,000
May 16, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 27, 2003 – return and cancellation of common stock	(41,667)	(4)	(14,996)	0	0	0	(15,000)
May 30, 2003 – common stock issued for exercise of stock options at $0.36	66,667	7	23,993	0	0	0	24,000
June 11, 2003 – common stock issued for exercise of stock options at $0.42	145,833	15	61,235	0	0	0	61,250
June 23, 2003 – common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
June 26, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
July 16, 2003 - common stock issued for exercise of stock options at $0.42	37,500	4	15,746	0	0	0	15,750
July 17, 2003 - common stock issued for exercise of stock options at $0.42	25,000	3	10,497	0	0	0	10,500
July 28, 2003 - common stock issued for exercise of stock options at $0.42	12,500	1	5,249	0	0	0	5,250
August 1, 2003 - common stock issued for exercise of stock options at $0.42	50,000	5	20,995	0	0	0	21,000
August 8, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
August 11, 2003 - common stock issued for exercise of stock options at $0.42	45,833	5	19,245	0	0	0	19,250
August 14, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
August 14, 2003 - common stock issued for exercise of stock options at $0.48	91,667	9	43,991	0	0	0	44,000
August 29, 2003 - common stock issued for exercise of stock options at $0.48	25,000	3	11,997	0	0	0	12,000
August 29, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
October 13, 2003 – common stock issued for debt settlement at $0.54	338,426	34	182,716	0	0	0	182,750
October 13, 2003 – common stock issued for exercise of stock options at $0.04	66,667	7	47,993	0	0	0	48,000
October 22 , 2003 – common stock issued for exercise of stock options at $0.72	46,111	5	33,195	0	0	0	33,200
October 22, 2003 – common stock issued for interest in mining property at $0.48	25,000	3	26,997	0	0	0	27,000
October 24 , 2003 – common stock issued for exercise of stock options at $0.72	30,904	3	22,248	0	0	0	22,251
November 26, 2003 – common stock issued for exercise of stock options at $0.72	55,556	6	39,994	0	0	0	40,000
December 2, 2003 – common stock issued for exercise of stock options at $0.72	78,540	8	56,541	0	0	0	56,549
December 16, 2003 – return and cancellation of common stock	(5,556)	(1)	(2,332)	0	0	0	(2,333)
Stock-based compensation	0	0	364,300	0	0	0	364,300
Unrealized loss on available-for-sale securities	0	0	0	0	0	(6,947)	(6,947)
Deferred compensation expense	0	0	0	130,332	0	0	130,332
Rounding adjustment	0	(5)	5	0	0	0	0
Net loss	0	0	0	0	(1,279,867)	0	(1,279,867)

Balance, December 31, 2003	2,899,769	290	9,623,900	(188,632)	(9,584,606)	(115)	(149,163)
January 10, 2004 - common stock issued for deferred compensation at $0.90	111,111	11	99,989	(100,000)	0	0	0
January 14, 2004 – common stock issued for debt at $0.72	452,778	45	325,955	0	0	0	326,000
March 26, 2004 – common stock issued for services at $0.36	22,222	2	7,998	0	0	0	8,000
May 21, 2004 – common stock issued for exercise of stock options at $0.18	144,444	14	25,986	0	0	0	26,000
June 8, 2004 – common stock issued for exercise of stock options at $0.18	83,333	8	14,992	0	0	0	15,000
June 9, 2004 – common stock issued for exercise of stock options at $0.18	55,556	6	9,994	0	0	0	10,000
June 17, 2004 - common stock issued for debt at $0.18	344,444	34	61,966	0	0	0	62,000
June 29, 2004 – common stock issued for exercise of stock options at $0.18	50,000	5	8,995	0	0	0	9,000
July 6, 2004 – return and cancellation of common stock	(72,222)	(7)	(12,993)	0	0	0	(13,000)
July 6, 2004 – common stock issued for exercise of stock options at $0.18	88,889	9	15,991	0	0	0	16,000
September 27, 2004–common stock issued for exercise of stock options at $2.16	166,667	17	359,983	0	0	0	360,000
September 28, 2004–common stock issued for exercise of stock options at $2.16	111,111	11	239,989	0	0	0	240,000
October 1, 2004 – common stock issued for services at $1.80	7,222	1	12,999	(13,000)	0	0	0
October 1, 2004 – common stock issued for services at $1.80	97,222	10	174,990	(175,000)	0	0	0
October 18, 2004 – common stock issued for stock dividend (Note 6)	445,811	45	641,923	0	(641,968)	0	0
October 25, 2004 – common stock issued for property at $1.08	5,556	1	5,999	0	0	0	6,000
November 29, 2004 - common stock issued for property rights at $1.26	55,556	6	69,994	0	0	0	70,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 15, 2004 – common stock issued for property rights	55,556	6	59,994	0	0	0	60,000
Share reconciliation after dividend issue	(20)	0	0	0	0	0	0
Stock based compensation	0	0	552,100	0	0	0	552,100
Unrealized loss on available-for-sale securities	0	0	0	0	0	(1,112)	(1,112)
Deferred compensation expense	0	0	0	203,917	0	0	203,917
Rounding adjustment	0	(2)	1	0	0	0	(1)
Net loss	0	0	0	0	(1,883,337)	0	(1,883,337)

Balance, December 31, 2004	5,136,117	514	12,314,743	(272,715)	(12,109,911)	(1,227)	(68,596)

February 15, 2005 - common stock issued for stock options at $0.54	143,056	14	77,236	0	0	0	77,250
February 25, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 7, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 8, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
May 17, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
June 28, 2005 - common stock issued for consulting at $0.36	166,667	17	59,983	(60,000)	0	0	0
July 5, 2005 - common stock issued for stock options at $0.36	186,111	19	66,981	0	0	0	67,000
July 22, 2005 - common stock issued for stock options at $0.36	55,556	6	19,994	0	0	0	20,000
July 26, 2005 - common stock issued for stock options at $0.36	138,889	14	49,986	0	0	0	50,000
August 10, 2005 - common stock issued for stock options at $0.36	109,722	11	39,489	0	0	0	39,500
July 13, 2005 - common stock issued for private placement at $0.36	152,778	15	54,985	0	0	0	55,000
July 12, 2005 - common stock issued for consulting services at $0.36	5,555,556	556	1,999,444	(2,000,000)	0	0	0
Stock0based compensation	0	0	743,500	0	0	0	743,500
Unrealized gain on available-for-sale securities	0	0	0	0	0	1,112	1,112
Deferred compensation expense	0	0	0	520,208	0	0	520,208
Rounding adjustment	0	(1)	1	0	0	0	0
Net loss	0	0	0	0	(1,842,055)	0	(1,842,055)

Balance, December 31, 2005	11,866,674	1,187	15,546,320	(1,812,507)	(13,951,966)	(115)	(217,081)
January 18, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
January 27, 2006 - common stock issued for stock options at $0.36	56,944	6	20,494	0	0	0	20,500
January 31, 2006 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
February 2, 2006 - common stock issued for stock options at $0.54	131,094	13	70,777	0	0	0	70,790
February 6, 2006 - common stock issued for stock options at $0.36	127,778	13	45,987	0	0	0	46,000
February 9, 2006 - common stock issued for stock options at $0.54	88,889	9	47,991	0	0	0	48,000
February 27, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
March 30, 2006 - common stock issued for consulting services at $0.54	16,667	2	8,998	0	0	0	9,000
April 1, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
April 24, 2006 - common stock issued for stock options at $0.36	61,111	6	21,994	0	0	0	22,000
May 8, 2006 - common stock issued for stock options at $0.36	111,111	11	39,989	0	0	0	40,000
June 2, 2006 - common stock issued for consulting services at $0.18	972,222	97	192,403	(192,500)	0	0	0
June 22, 2006 – common stock issued for stock options at $0.18	41,667	4	7,496	0	0	0	7,500
September 19, 2006 – common stock issued for stock options at $0.09	60,000	6	5,394	0	0	0	5,400
December 13, 2006 – common stock issued for stock options at $0.09	200,000	20	17,980	0	0	0	18,000
December 14, 2006 – common stock issued for consulting services at $0.19	100,000	10	18,990	0	0	0	19,000
Stock based compensation	0	0	66,600	0	0	0	66,600
Unrealized gain on available-for-sale securities	0	0	0	0	0	(569)	(569)
Deferred compensation expense	0	0	0	1,854,517	0	0	1,854,517
Rounding adjustment	21	(2)	2	0	0	0	0
Net loss	0	0	0	0	(2,954,033)	0	(2,954,033)

Balance, December 31, 2006	15,528,624	1,553	16,726,244	(150,490)	(16,905,999)	(684)	(329,376)
February 1, 2007 – common stock issued for stock options at $0.09	170,000	17	15,283	0	0	0	15,300
April 3, 2007 – common stock issued for stock options at $0.09	305,000	30	27,420	0	0	0	27,450
April 13, 2007 – common stock issued for stock options at $0.09	265,000	27	23,823	0	0	0	23,850
April 30, 2007 – common stock issued for stock options at $0.09	250,000	25	22,475	0	0	0	22,500
April 30, 2007 – common stock issued for consulting services at $0.30	7,500	1	2,249	0	0	0	2,250
June 1, 2007 - common stock issued for private placement at $0.25	200,000	20	49,980	0	0	0	50,000
June 11, 2007 - return and cancellation of common stock	(30,000)	(3)	(2,697)	0	0	0	(2,700)
June 21, 2007 - common stock issued for stock options at $0.09	140,000	14	12,586	0	0	0	12,600
June 26, 2007 – common stock issued for stock options at $0.10	200,000	20	19,980	0	0	0	20,000
July 13, 2007 - common stock issued for stock options at $0.10	50,000	5	4,995	0	0	0	5,000
July 30, 2007 - return and cancellation of common stock	(50,000)	(5)	(4,995)	0	0	0	(5,000)
August 15, 2007 - common stock issued for deferred compensation at $0.18	200,000	20	35,980	(36,000)	0	0	0
October 26, 2007 - commons stock issued for stock options at $0.09	30,000	3	2,697	0	0	0	2,700
October 26, 2007 - commons stock issued for stock options at $0.10	500,000	50	49,950	0	0	0	50,000
November 1, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 2, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 7, 2007 - common stock issued for stock options at $0.10	400,000	40	39,960	0	0	0	40,000
November 7, 2007 - return and cancellation of common stock	(100,000)	(10)	(9,990)	0	0	0	(10,000)
November 20, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 21, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 21, 2007 - common stock issued for private placement at $0.20	25,000	2	4,998	0	0	0	5,000
December 20, 2007 - return and cancellation of common stock	(150,000)	(15)	(14,985)	0	0	0	(15,000)
Stock based compensation	0	0	228,000	0	0	0	228,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	587,218	587,218
Deferred compensation expense	0	0	0	84,668	0	0	84,668
Rounding adjustment	170	0	0	0	0	0	0
Net Loss	0	0	0	0	(422,958)	0	(422,958)

Balance, December 31, 2007	17,941,294	1,794	17,233,953	(101,822)	(17,328,957)	586,534	391,502

February 27, 2008 – common stock issued for director services at $0.11	30,000	3	3,297	0	0	0	3,300
May 16, 2008 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
June 2, 2008 - commons stock issued for stock options at $0.10	375,500	37	37,513	0	0	0	37,550
June 4, 2008 - commons stock issued for stock options at $0.10	37,000	4	3,696	0	0	0	3,700
June 18, 2008 – common stock issued for director services at $0.14	25,000	2	3,498	0	0	0	3,500
July 21, 2008 - commons stock issued for stock options at $0.10	158,230	16	15,807	0	0	0	15,823
September 16, 2008 – common stock issued for director services at $0.04	25,000	2	998	0	0	0	1,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	379,702	379,702
Deferred compensation expense	0	0	0	75,293	0	0	75,293
Net Loss	0	0	0	0	(245,550)	0	(245,550)

Balance, December 31, 2008	18,842,024	1,883	17,323,737	(26,529)	(17,574,507)	966,236	690,820

August 10, 2009 - commons stock issued for stock options at $0.04	100,000	10	3,990				4,000
October 6, 2009 - common stock issued for stock options at $0.02	25,000	2	498				500
October 22, 2009 - common stock issued for stock options at $0.02	2,500,000	250	49,750				50,000
November 25, 2009 - common stock issued for stock options at $0.06	100,000	10	5,990				6,000
November 30, 2009 - common stock issued for services at $0.07	700,000	70	48,930	(49,000)			0
December 4, 2009 - common stock issued for stock options at $0.05	400,000	40	19,960				20,000
December 16, 2009 - common stock issued for stock options at $0.05	275,000	28	13,722				13,750
December 30, 2009 - common stock issued for stock options at $0.03	500,000	50	14,950				15,000
Unrealized gain on available-for-sale securities						(779,918)	(779,918)
Deferred compensation expense				30,320			30,320
Net Loss					(174,064)		(174,064)

Balance, December 31, 2009	23,442,024	$2,343	$17,481,527	$(45,209)	$(17,748,571)	$186,318	$(123,592)

 The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13, 1993
	Year ended	Year ended	(inception)
	December 31,	December 31,	to
	2009	2008	December 31 2008,
OPERATING ACTIVITIES
Net loss	$ (174,064)	$ (245,550)	$ (17,366,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	107	132,569
Fees and services paid for with shares	30,320	83,093	5,097,009
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	90,762	90,762
Equity loss from Organa Gardens International Inc.	-	-	1,394,280
Write-down of investment in Organa Gardens International Inc.	-	-	313,301
(Gain)/Loss on sale of marketable securities	(7,723)	(28,645)	(44,614)
Dilution gain – Legacy Wine & Spirits International Ltd.	-	-	(334,087)
Net changes in operating assets and liabilities	(12,550)	(11,053)	314,874
CASH FLOWS USED IN OPERATING ACTIVITIES	(164,017)	(111,286)	(3,742,596)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	-	(19,532)	(75,603)
Net proceeds from sale of securities – related parties	156,557	88,815	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955
CASH FLOWS (USED IN) INVESTING ACTIVITIES	156,557	69,283	(41,109)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	7,127	(44,796)	658,505
Net proceeds on sale of common stock	-	82,073	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,127	37,277	3,784,928

NET (DECREASE) INCREASE IN CASH	(333)	(4,726)	1,223

CASH, BEGINNING OF YEAR	1,556	6,282	-

CASH , END OF YEAR	$ 1,223	$ 1,556	$ 1,223

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 1,388,889 post-reverse split restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split (refer Note 7) and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. The Company will be involved in the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants and  the Company signed an agreement to acquire 32 BLM gold mineral lease claims in the newly discovered Long Canyon Trend of east central Nevada

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $16,886,625 and at December 31, 2009 had a working capital deficiency of $257,120.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

The Company adopted Accounting Standards Codification (“ASC” or “the Codification”) Topic 820-10 (formerly SFAS No. 157) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Topic 820-10 (formerly SFAS No. 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Topic 820-10 (formerly SFAS No. 157) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, Topic 820-10 (formerly SFAS No. 157) expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

*    Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

*    Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

*    Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC Topic 830 (formerly SFAS No. 52), “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Available For Sale Securities – Related Party

The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each reporting period.  As required by ASC Topic 220 (formerly SFAS 130), unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized.  However, if there is a permanent decline in the market value of available-for-sale securities, this permanent market value adjustment is taken into income in the period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Costs of acquiring and producing films are amortized using the individual-film-forecast method as defined in ASC Topic 300 (formerly SOP 00-2), whereby these are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

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

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in ASC Topic 740-10 & 740-30(formerly SFAS No. 109) “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. In accordance with ASC 740-10 (formerly FIN No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109). This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements. The company does not currently expect that adoption of ASC 740-10 (formerly FIN 48) will not have a material impact on the company’s consolidated results of operations and financial position.

Loss per Common Share

The Company computes loss per share in accordance with ASC Topic 260 (formerly SFAS 128), “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually.  This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption.  This accounting standard became effective for us beginning with the quarter ended on June 30, 2009, however, it did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, ASC 855 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements As a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of December 31, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.

ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In July 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

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

.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. As at December 31, 2009, the Company owns 3,450 shares of Organa’s common stock with a market value of $41 (December 31, 2008 - $1,604).

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES (continued)

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $8,503 and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $780,606, which was recorded as other comprehensive loss. As at December 31, 2009, the Company owns 894,577 shares of Legacy’s common stock with a market value of $53,675. (December 31, 2008 - $980,864).

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2009	2008
894,577 (2008-1,196,177) shares of Legacy Wine & Spirits	$ 53,675	$ 980,864
3,450 (2008- 53,450) shares of Organa Gardens International	41	1,604
	$ 53,716	$ 982,648

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at December 31, 2009 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost December 31, 2009	Net Cost December31, 2009

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2008 - $Nil)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal value of $1. (2008 - $1)

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS (continued)

Films in progress

The Company has signed an Agreement dated February 15, 2007 to represent “The Cabin”, a teen-oriented, horror/thriller feature film . As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of  $Nil. (2008 - $Nil)

The Company has signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2007 - $Nil)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of December 31, 2009, the Company has spent $ Nil on this project.

NOTE 5 – OTHER PROPERTIES

The Company has signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where Golden Spirit will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of December 31, 2009, the Company is seeking partners to finance this project. As of December 31, 2009, the Company has spent $Nil on this project (2008 – $Nil)

On October 29, 2009, the Company signed an agreement to acquire 32 BLM gold mineral lease claims in the newly discovered Long Canyon Trend of east central Nevada. The Company will acquire a 75% undivided interest in these 32 claims. The vendor will maintain a 25% interest in the claims until the Company has spent a minimum of $150,000 in exploration costs within 24 months from the date of this Agreement on the properties. The Company agreed to spend up to $25,000 for a geological report before December 15, 2009 and an additional $50,000 during the months of March through July 2010. The balance of $75,000 can be spent over the following 15 months at the Company’s discretion to earn the full 100% interest. The Company is required to pay $10,000 cash ($3,076 paid) and issue up to 5,000,000 restricted common shares to acquire the interest. (shares not issued). Subsequent to December 31, 2009, management decided not to proceed with this acquisition and signed a dissolution agreement in March, 2010. The $3,076 advanced was refunded to the Company.

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On June 2, 2006, the Company entered into an agreement with a consultant, for a three-year term, whereby the consultant provides consulting services to the Company (valued at $110,000) in exchange for 555,556 shares of the Company’s common stock.  To December 31, 2009, a total of $110,000 has been expensed (December 31, 2008 - $94,726).

b)

On June 2, 2006, the Company signed an agreement with an effective date of October 1, 2005 with a consultant, for a three-year term, whereby the consultant provides services to the Company (valued at $82,500) in exchange for 416,667 shares of the Company’s common stock.  To December 31, 2009, a total of $82,500 has been expensed (December 31, 2008 - $82,500).

c)

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $36,000) in exchange for 200,000 restricted shares of the Company’s common stock.  As at  December 31, 2009, a total of $36,000 has been expensed (December 31, 2008 - $24,750)

d)

On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  As at December 31, 2009, a total of $1,458 has been expensed (December 31, 2008 - $Nil).

e)

On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  As at  December 31, 2009, a total of $875 has been expensed (December 31, 2008 - $Nil)

f)

On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  As at  December 31, 2009, a total of $1,458 has been expensed (December 31, 2008 - $Nil)

As at December 31, 2009, the unamortized portion of the deferred compensation totaled $45,209 (December 31, 2008 -  $26,529).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share. No preferred shares have been authorized.

(1)        2009 Stock Transactions

During the year ended December 31, 2009:

During the year ended December 31, 2009, 3,900,000 incentive stock options were granted and immediately  exercised at prices between $0.02 -$0.06 per share to satisfy debts  related parties in the amount of $ 109,250. Accordingly, no compensation expense was recorded.

On November 30, 2009, the Company issued 700,000 restricted common shares valued at $49,000 to consultants pursuant to three deferred compensation agreements dated November 18, 2009.

(2)

2008 Stock Transactions

             During the year ended December 31, 2008:

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

On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,000 to a director for her current services

NOTE 7 – CAPITAL STOCK continued

(3)

2009 Stock Options

During the year ended December 31, 2009, the Company granted 3,900,000 stock options to related party consultants and these options were immediately exercised at prices between $0.02 - $0.04 per share to satisfy debts to these  related parties in the amount of $109,250.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10

Balance, December 31, 2008	2,351,787	0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-

Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Balance, December 31, 2009	2,351,787	$ 0.20	2.67 years

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 8,000,000 shares to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. 3,900,000 of these options were granted to consultants at prices between $0.02 - $0.04 per share during the year and immediately exercised to satisfy debt to related parties in the amount of $109250.

 (4)

2008 - Stock Options

During the year ended December 31, 2008, the Company did not grant any stock options to directors, employees or consultants.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,352,517	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2009, companies controlled by significant shareholders earned $ 30,315 (2008 - $18,000) pursuant to deferred compensation services contracts (refer to Note 6).

During 2009, the Company paid $2,354 (2008 - $4,300) to two directors for management fees.

During 2009, the Company incurred expenses for office rent of $ 21,463 (2008 - $25,350) to a private company controlled by a significant shareholder.

At December 31, 2009, a total of $7,143 ( 2008 - $(32,747)) was due from/(to) to Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At December 31, 2009, a total of $72,668 (2008 – ($31,331) was due from Legacy Wine & Spirits International Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	December 31, 2009	December 31, 2008

Significant shareholders	$ 227,837	$ 248,733

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 2, 2003, the Company issued 25,000 post reverse-split common shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.  The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 25,000 post reverse-split shares.  The consultant refused to return the shares; therefore, the Company issued a stop transfer and commenced legal proceedings to recover the shares.  The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn.  On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs; however, the 25,000 post reverse-split shares were to be returned to the Company (not yet received).  In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005.  The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, which seized the Company’s bank account.  No further payments were made towards the settlement agreement due to the Plaintiff’s refusal to sign the order. However, in the fourth quarter of 2009, the Supreme Court of British Columbia ruled in favor of the plaintiff despite the plaintiff’s failure to return the shares to the Company. In addition to the $6,080 Cdn. payment previously made and an amount of $14,810 US accrued towards a final resolution of the matter, the Company was ordered to pay an additional $52,169 US in damages and the case is now closed.

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

NOTE 10 – INCOME TAXES

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $17,750,000 that may be available to reduce future years' taxable income and will expire between the years 2010 - 2029.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2009	Year ended December 31, 2008

Loss before income taxes	$ (174,064)	$ (245,550)
Combined federal and state corporate tax rate	42.7%	42.7%

Expected tax expense (recovery)	(74,325)	(105,000)
Non-deductible stock based compensation	97,000	97,000
Change in valuation allowance	(22,765)	8,000

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2009	2008

Non-capital loss carry forwards	$7,273,000	$7,273,000
Valuation allowance	(7,273,000)	(7,273,000)
Net deferred tax asset	$-	$-

NOTE 11 –   SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the years ended December 31, 2009 and 2008 for:	2009	2008

Interest	$ -	$ -

Income taxes	$ -	$ -

During the year ended December 31, 2009:

The Company issued 700,000 restricted common shares with a fair value of $49,000 for prepaid consulting service agreements.

During the year ended December 31, 2009, the Company granted 3,900,000 stock options to related party consultants and these options were immediately exercised at prices between $0.02 - $0.04 per share to satisfy debts to these  related parties in the amount of $109,250.

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

NOTE 12 –   SUBSEQUENT EVENTS EVALUATED TO MARCH 31, 2010

In January, 2010, the Company issued a total of 515,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.04 per share to satisfy debt to related parties in the amount of 20,600.

On October 29, 2009, the Company signed an agreement to acquire 32 BLM gold mineral lease claims in the newly discovered Long Canyon Trend of east central Nevada. Subsequent to December 31, 2009, management decided not to proceed with this acquisition and signed a dissolution agreement in March, 2010. The $3,076 advanced was refunded to the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Golden Spirit Enterprises Ltd.'s auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2009/8 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2010 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address             Age            Position

Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Christopher Scheive           47

President & Director & CEO

November 18, 2008

Jaclyn Cruz

 34

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

ITEM 11.    EXECUTIVE COMPENSATION

Directors' Compensation: A total of $2,354 (2008-$4,300) was paid to two directors in cash for the year ended December 31, 2009.

Stock-based Compensation . During the year ended December 31, 2009, $Nil (2008-$Nil) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants. The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. We do expect further stock-based compensation in 2010. In the instance that incentive stock options are granted and immediately exercised  to satisfy debts to related parties, the Company,  Accordingly, records no further compensation expense.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of

Amount & Nature of

Percent of Class

Title of Class

Beneficial Owner

Beneficial Owner

                 Common Stock

--------------------------------------------------------------------------------------------------------------------------------------------

Common Stock

CEDE & Co. (1)

            21,178,911

90.35%

The Depository Trust Co.

P.O. Box 222 Bowling Green Station

New York, New York 10274

Christopher Scheive

400 Blvd. Thomas

-

  0.00%

President /Director /CEO

Unit 400 Lachute, Quebec,

J8H 1V7

Jaclyn Cruz

P.O. Box 63

  25,000

0.0011%

Sec,Treas/.Director/CFO

Farmingville, New York

11738

All directors and Officers as a group

  25,000

0.0011%

(1) In 2008, we requested a listing of Non-Objecting Beneficial Owners, commonly referred to as a NOBO List. According to the NOBO List, there were no holders of more than 5% of our issued and outstanding shares.

Security Ownership by Management.  As above, at December 31, 2009, our directors, Christopher Scheive owned Nil shares and Jaclyn Cruz owned 25,000 shares for and aggregate total of 25,000 shares or 0.0011% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2009, companies controlled by significant shareholders earned $ 30,315 (2008 - $18,000) pursuant to deferred compensation services contracts (refer to Note 6).

During 2009, the Company paid $2,354 (2008 - $4,300) to two directors for management fees.

During 2009, the Company incurred expenses for office rent of $ 21,463 (2008 - $25,350) to a private company controlled by a significant shareholder.

At December 31, 2009, a total of $7,143 ( 2008 - $(32,747)) was due from/(to) to Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At December 31, 2009, a total of $72,668 (2008 – ($31,331) was due from Legacy Wine & Spirits International Ltd. (“Legacy”), a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	December 31, 2009	December 31, 2008

Significant shareholders	$ 227,837	$ 248,733

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

2008: $27,500

2009: $28,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2008: $0

2009: $0

Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008: $0

2009: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008: $0

2009: $0

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

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief Executive Officer

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief Financial Officer

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief Executive Officer

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief Financial Officer

b) Form 8-K:

8-K filed November 17, 2009 item 1.01: with respect to a material definitive agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2009.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

By:

/s/: Christopher Scheive

-------------

Christopher Scheive

Its:

Director and President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Christopher Scheive

------------------------------------

Date: April 12, 2009

Christopher Scheive

President and a Director

By: /s/ Jaclyn Cruz

-------------------------------------

Date: April 12, 2009

Jaclyn Cruz, Director , Secretary & Treasurer

By: /s/ Jaclyn Cruz