Form 10-Q
period 2010-03-31
Golden Spirit Enterprises Ltd.
filed 2010-05-17
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0001073262

Golden Spirit Enterprises Ltd.

 (Exact name of small business issuer as specified in it’s charter)

Delaware

(State or other jurisdiction of incorporation or organization)

 52-2132622
(I.R.S. Employer Identification No.)

1802 Goya Street, Jonquiere

Quebec, Canada, G7Z 1C3

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

[ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 11, 2010 there were 28,242,024 shares outstanding of the issuer’s common stock.

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................................................................F-1

Balance Sheet as of March 31, 2010 (Unaudited) and December 31, 2009.....................................F-1

Statements of Operations (Unaudited) For the Three Months

Ended March 31, 2010 and 2009, and the Period from September 13, 1993

(Inception) through March 31, 2010.............................................................................................F-2

Statements of Cash Flows (Unaudited) For the Nine Months

Ended March 31, 2010 and 2009, and the Period from September 13, 1993

(Inception) through March 31, 2010.............................................................................................F-3

Notes To Consolidated Financial Statements (Unaudited)............................................................. F-4

Item 2.   Management's Discussion and Analysis or Plan of Operation...........................................3-7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................................8

Item 4T  Controls and Procedures ...................................................................................................8

Part II. OTHER INFORMATION

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010 (unaudited)	2009

ASSETS
CURRENT ASSETS
Cash	$ 2,123	$ 1,223
Accounts Receivable	-	3,076

TOTAL CURRENT ASSETS	2,123	4,299

AVAILABLE FOR SALE SECURITIES – related parties	26,879	53,716
FILM PRODUCTION & DEVELOPMENT COSTS DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	1 72,668	1 72,668
DUE FROM ORGANA GARDENS INTERNATIONAL LTD.	7,143	7,143

TOTAL ASSETS	$ 108,814	$ 137,827

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 36,827	$ 33,582
Due to related parties	224,902	227,837

TOTAL CURRENT LIABILITIES	261,729	261,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
23,957,024 (2009 – 23,442,024) common shares	2,395	2,343
Additional paid-in capital	17,502,075	17,481,527
Deferred compensation	(37,628)	(45,209)
Deficit accumulated during the development stage	(17,779,238)	(17,748,571)
Accumulated other comprehensive income	159,481	186,318

TOTAL STOCKHOLDERS’ (DEFICIT)	(152,915)	(123,592)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 108,814	$ 137,827

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended	Three months Ended	September 13,1993 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
REVENUES
Processing Fees	$ -	$ -	$ 98,425
Gaming Revenue	-	-	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	30,601
GROSS PROFIT (LOSS)	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	93,895
Consulting fees	4,905	13,667	7,424,871
Depreciation and amortization	-	-	132,569
Exploration costs	-	-	241,754
Investor relations	2,916	-	699,527
Litigation settlement	-	-	52,169
Loss on settlement of debt	-	-	302,500
Management fees	-	-	378,447
Office and general	10,472	13,642	649,605
Poker Sponsorships	-	-	52,500
Professional fees	7,429	4,000	648,736
Travel and accommodation	4,445	2,789	268,807
Wages and salaries	500	-	249,933
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	-	-	90,762
Write-off of other assets	-	-	265,886
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	30,667	34,098	15,605,238
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA GARDENS INTERNATIONAL	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	-	(8,547)	44,614
DILUTION GAIN – LEGACY WINE&SPIRITS INTERNATIONAL	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	-	(8,547)	(1,928,880)
Loss before income taxes	(30,667)	(42,645)	(17,397,270)
Income Tax Provision	-	-	-
NET LOSS	(30,667)	(42,645)	$ (17,397,270)
NET LOSS ATTRIBUTED TO NONCONTROLLING INTEREST	-	-	479,978
NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD.	(30,667)	(42,465)	$ (16,917,293)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,813,968	18,842,024

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 13,1993
	Three Months Three Months		(inception)
	Ended Ended		to
	March 31 , 2010	March 31, 2009	March 31, 2010
OPERATING ACTIVITIES
Net loss	$ (30,667)	$ (42,645)	$ (17,397,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	7,581	13,667	5,104,590
Loss on settlement of debt	-		302,500
Stock-based compensation	-		2,208,169
Non-cash component of URL write-down	-		1,214,193
Resource property acquisition and exploration costs	-		763,000
Film production and development costs	-		(90,763)
Write-down of technology license	-		2,055,938
Write-off of website development costs	-		206,876
Write-down of film production & development costs	-		90,762
Equity loss from Organa	-		1,394,280
Write-down of investment in Organa	-		313,301
(Gain)/Loss on sale of marketable securities	-	8,547	(44,614)
Dilution gain – Legacy	-		(334,087)
Net changes in operating assets and liabilities	26,921	(5,864)	341,795

CASH FLOWS USED IN OPERATING ACTIVITIES	3,835	(26,295)	(3,738,761)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	-	-	(5,189)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	81,244	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-		209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	81,244	(41,109)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	(2,935)	(53,550)	655,570
Net proceeds on sale of common stock	-	-	3,129,423

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(2,935)	(53,550)	3,781,993

NET (DECREASE) INCREASE IN CASH	900	1,399	2,123
CASH, BEGINNING OF PERIOD	1,223	1,556	-

CASH , END OF PERIOD	$ 2,123	$ 2,955	$ 2,123

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,397,271 and at March 31, 2010 had a working capital deficiency of $259,606 The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies”, as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2009 referenced in the 10-K.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Recent Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

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

MARCH 31, 2010

(unaudited)

NOTE 2- BASIS OF PRESENTATION (continued)

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

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements.

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

MARCH 31, 2010

(unaudited)

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

NOTE 2- BASIS OF PRESENTATION (continued)

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the three month period ended March 31, 2010, the Company sold Nil Organa shares and recorded no unrealized loss or gain to March 31, 2010. As a result, the carrying value of the available for sale shares of Organa is $41 as at March 31, 2010.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

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

During the three month period ended March 31, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $26,837 to March 31, 2010. As a result, the carrying value of the available for sale shares of Legacy is $26,838 as at March 31, 2010.

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2010	2009
894,577 (2009-894,577) shares of Legacy Wine & Spirits	$ 26,838	$ 53,675
3,450 (2009- 3,450) shares of Organa Gardens International	41	41
	$ 26,879	$ 53,716

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at March 31, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost March 31, 2010	Net Cost December 31, 2009

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

Acquired Films and Film Rights

The Company acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive a 25% interest in the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 to produce the series, the Company will receive a guaranteed 15% interest in the gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series”. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal carrying value of $1.

Films in progress

The Company signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS (con’t)

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of March 31, 2010 and December 31, 2009, the agreement has not been finalized and the Company has incurred $ Nil on this project.

NOTE 5 – OTHER PROPERTIES

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of  March 31, 2010 and December 31, 2009, the Company has incurred $Nil on this project.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

NOTE 6– DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the three months ended March 31, 2010, a total of $2,916 has been expensed (December 31, 2009 - $1,458).

b)

On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the three months ended March 31, 2010, a total of $1,749 has been expensed (December 31, 2009 - $875).

c)

On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the three months ended March 31, 2010, a total of $2,916 has been expensed (December 31, 2009 - $1,458).

As at March 31, 2010, the unamortized portion of the deferred compensation totaled $37,628 (December 31, 2009 -  $45,209).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2010 Stock Transactions

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600. Accordingly, no compensation expense was recorded

(2)         2010 Stock Options

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

NOTE 7 – CAPITAL STOCK (con’t)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	515,000	-
Exercised during 2010	(515,000)	0.04
Balance, December 31, 2009	2,351,787	$ 0.20	2.67 years

(3)         2009 Stock Transactions

No stock issuances during the three months ended March 31, 2009.

(4)         2009 Stock Options

              During the three months ended March 31, 2009, the Company did not grant any stock options to director’s,

              employees or consultants.

              The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	400 years
Balance, March 31, 2009	2,157,899	$ 0.10	400 years

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, companies controlled by significant shareholders earned $7,581 (2009 - $4,500) pursuant to deferred compensation services contracts (refer to Note 6).

During the three months ended March 31, 2010, the Company paid $500 (2009 -$Nil) to directors for management fees.

During the three months ended March 31, 2010, the Company incurred expenses for office rent of $6,337 (2009 - $5,310) to a private company controlled by a significant shareholder.

At March 31, 2010, a total of $7,143 (December 31, 2009 – $7,143) was due from  Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

At March 31, 2010, a total of $72,668 (December 31, 2009 – $72,668) was due from Legacy Wine & Spirits International Ltd., a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	March 31, 2010	December 31, 2009

Significant shareholders	$ 224,902	$ 227,837

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (con’t)

Since August 1, 2002, Golden Spirit Enterprises Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and was renewed for an additional 3 years at $2,050 per month. The current tenancy agreement began August 1, 2008  for 3 additional years at $2,200 per month.

NOTE 10 – INCOME TAXES

As of March 31, 2010 the Company had net operating loss carry forwards of approximately $17,397,000 that may be available to reduce future years' taxable income and will expire between the years 2011 - 2030.  Availability of, tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended March 31,2010 and 2009 for:	2010	2009

Interest	$ -	$ -

Income taxes	$ -	$ -

NOTE 12 – SUBSEQUENT EVENTS TO MAY 11, 2010

In April, 2010, 4,285,000 incentive stock options were granted and immediately exercised at $0.02 per share to satisfy debts related parties in the amount of $85,700.

On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

In April, 2010 the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlines the plan for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator.

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

 Subsequent to March 31, 2010, the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlines the plan for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator.

Our Investment in Available for sale securities – related parties

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the three month period ended March 31, 2010, the Company sold Nil Organa shares and recorded no unrealized loss or gain to March 31, 2010. As a result, the carrying value of the available for sale shares of Organa is $41 as at March 31, 2010.

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

During the three month period ended March 31, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $26,837 to March 31, 2010. As a result, the carrying value of the available for sale shares of Legacy is $26,838 as at March 31, 2010.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2010	2009
894,577 (2009-894,577) shares of Legacy Wine & Spirits	$ 26,838	$ 53,675
3,450 (2009- 3,450) shares of Organa Gardens International	41	41
	$ 26,879	$ 53,716

Film Production and development costs at March 31, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost March 31, 2010	Net Cost December 31, 2009

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive a 25% interest in the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 to produce the series, the Company will receive a guaranteed 15% interest in the gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series”. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal carrying value of $1.

Films in progress

The Company signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of March 31, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of March 31, 2010 and December 31, 2009, the agreement has not been finalized and the Company has incurred $ Nil on this project.

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

As of March 31, 2010, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended March 31, 2010 (2009- $Nil)

Liquidity and Capital Resources.

At March 31, 2010, we had total assets of $108,814, including current assets in cash of $2,123. We have film production & development costs of $1,available for sale securities of $26,879, an amount due from Legacy Wine & Spirits International Ltd. of $72,668 and an amount due from Organa Gardens International Inc. of $7,143. As of December 31, 2009, we had total assets of $137,827. The decrease in assets is primarily due to a decrease in the carrying value of available for sale securities.

At March 31, 2010, we had current liabilities of $261,729, which was represented by accounts payable and accrued liabilities of $36,827 and due to related parties in the amount of $224,902. As of December 31, 2009 we had total current liabilities of $261,419. The was no material increase or decrease in liabilities. At March 31, 2010, we had a working capital deficiency of $259,606. (December 31, 2009 - $257,120).

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended March 31, 2010 was $30,668 (2009 - $42,645). This decrease in loss was due to a decrease in consulting fees and office and general expenses.

From inception to March 31, 2010, we have incurred cumulative net losses of $17,397,271 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,605,239, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,424,871, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

We do anticipate certain expenditures within the next 12 months for our corporate projects.  We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, we had cash in the amount of $2,123. We have not generated any significant revenues since inception and have incurred a net loss of $17,397,271 from our inception on September 13, 1999 to March 31, 2010. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2010 Stock Transactions

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600. Accordingly, no compensation expense was recorded

(2)         2010 Stock Options

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy debts  related parties in the amount of

$ 20,600.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	515,000	-
Exercised during 2010	(515,000)	0.04
Balance, December 31, 2009	2,351,787	$ 0.20	2.67 years

(3)         2009 Stock Transactions

No stock issuances during the three months ended March 31, 2009.

(4)         2009 Stock Options

During the three months ended March 31, 2009, the Company did not grant any stock options to director’s, employees or consultants.

              The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	400 years
Balance, March 31, 2009	2,157,899	$ 0.10	400 years

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

In April, 2010 the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlines the plan for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator.

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: May 14, 2010	By: /s/ J. Cruz
Jaclyn Cruz
President and a Director.

Date: May 14, 2010	By: /s/ C. Scheive
Christopher Scheive
Director, Secretary & Treasurer