Form 10-Q
period 2010-06-30
Golden Spirit Enterprises Ltd.
filed 2010-08-10
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010,

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 31, 2010 there were 31,067,024 shares outstanding of the issuer’s common stock.

INDEX	Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of June 30, 2010 (Unaudited) and December 31, 2009	F-1
Statements of Operations (Unaudited) For the Three Months Ended June 30, 2010 and 2009, and the Period from September 13, 1993 (Inception)through June 30, 2010	F-2
Statements of Cash Flows (Unaudited) For the Three Months Ended June 30, 2010 and 2009, and the Period from September 13, 1993 (Inception) through June 30, 2010	F-3
Notes To Financial Statements (Unaudited)	F-4
Item 2. Management's Discussion and Analysis or Plan of Operation	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T. Controls and Procedures	8
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	10
Item 6. Exhibits	11
SIGNATURES	11

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31,
	(unaudited)	2009

ASSETS
CURRENT ASSETS
Cash	$ 502	$ 1,223
Accounts Receivable	-	3,076

TOTAL CURRENT ASSETS	502	4,299

AVAILABLE FOR SALE SECURITIES – related parties	26,848	53,716
FILM PRODUCTION & DEVELOPMENT COSTS DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	72,668	72,668
DUE FROM ORGANA GARDENS INTERNATIONAL LTD.	7,003	7,143

TOTAL ASSETS	$ 107,022	$ 137,827

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 26,424	$ 33,582
Due to related parties	223,236	227,837

TOTAL CURRENT LIABILITIES	249,660	261,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
31,067,024 (2009 – 23,442,024) common shares	3,106	2,343
Additional paid-in capital	17,673,564	17,481,527
Deferred compensation	(86,297)	(45,209)
Deficit accumulated during the development stage	(17,892,461)	(17,748,571)
Accumulated other comprehensive income	159,450	186,318

TOTAL STOCKHOLDERS’ (DEFICIT)	(142,638)	(123,592)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 107,022	$ 137,827

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Sept.13,1993 (inception) to
	2010	2009	2010	2009	June 30, 2010
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	55,533	11,052	60,438	24,719	7,480,404
Depreciation and amortization	-	-	-	-	132,569
Exploration costs	-	-	-	-	241,754
Investor relations	15,890	-	18,806	-	715,417
Litigation settlement	-	-	-	-	52,169
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	-	-	-	378,447
Office and general	14,251	9,786	24,723	23,428	663,856
Poker Sponsorships	-	-	-	-	52,500
Professional fees	9,837	3,076	17,266	7,076	658,573
Travel and accommodation	4,360	1,217	8,805	4,006	273,167
Wages and salaries	3,695	-	4,195		253,628
Write-off of website development costs	-	-	-	-	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-	-	-	90,762
Write-off of other assets	9,657	-	9,657	-	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1113,223	25,131	143,890	59,229	15,718,461
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	-	-	(313,301)
GAIN/LOSS ON SALE OF SECURITIES-RELATED PARTIES		-	-	(8,547)	44,614
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES) -		- -		(8,547)	(1,928,880)
Loss before income taxes (113,223)		(25,131) (143,890)		(67,776)	(17,510,493)
Income Tax Provision -		- -		-	-
NET LOSS (113,223)		(25,131) (143,890)		(67,776)	(17,510,493)
NET LOSS - NONCONTROLLING INTEREST -		- -		-	479,978

NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD. (113,223)	(25,131)	(143,890) (67,776)	$ (17,030,515)
BASIC AND DILUTED LOSS PER COMMON SHARE $ (0.00)	$ (0.00)	$ (0.01) $ (0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES 28,607,683	18,842,024	26,224,068 18,842,024

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 13,
	Six Months Six Months		1993
	Ended Ended		(inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
OPERATING ACTIVITIES
Net loss	$ (143,890)	$ (67,776)	$ (17,510,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	18,912	24,274	5,115,921
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	--	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Write-off of other assets	9,657		9,657
Equity loss from Organa	-	-	1,394,280
Write-down of investment in Organa	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	8,547	(44,614)
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	(4,082)	(25,823)	310,792

CASH FLOWS USED IN OPERATING ACTIVITIES	(119,403)	(50,778)	(3,861,999)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other tangible and intangible assets	(9,657)	-	(14,846)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	81,244	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(9,657)	81,244	(50,766)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	128,339	(28,266)	787,844

Net proceeds on sale of common stock	-	-	3,125,423

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	128,339	(28,226)	3,913,267

NET (DECREASE) INCREASE IN CASH	(721)	2,200	502
CASH, BEGINNING OF PERIOD	1,223	1,556	-

CASH , END OF PERIOD	$ 502	$ 3,756	$ 502

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,510,493 and at June 30, 2010 had a working capital deficiency of $249,158. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

JUNE 30, 2010

(unaudited)

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

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the six month period ended June 30, 2010, the Company sold Nil Organa shares and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $31, which was recorded as other comprehensive income . As a result, the carrying value of the available for sale shares of Organa is $10 as at June 30, 2010.

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

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

During the six month period ended June 30, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $26,837 to June 30, 2010. As a result, the carrying value of the available for sale shares of Legacy is $26,838 as at June 30, 2010.

NOTE 3 - AVAILABLE–FOR-SALE SECURITIES  (con’t.)

Available for sale securities – related parties include the following:

	June 30 ,	December 31,
	2010	2009
894,577 (2009-894,577) shares of Legacy Wine & Spirits	$ 26,838	$ 53,675
3,450 (2009-3,450) shares of Organa Gardens International	10	41
	$ 26,848	$ 53,716

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at June 30, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost June 30, 2010	Net Cost December 31, 2009

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive a 25% interest in the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 to produce the series, the Company will receive a guaranteed 15% interest in the gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series”. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal carrying value of $1.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

Films in progress

The Company signed an Agreement dated February 15, 2007 to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS (con’t)

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of June 30, 2010 and December 31, 2009, the agreement has not been finalized and the Company has incurred $ Nil on this project.

NOTE 5 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of  June 30, 2010 and December 31, 2009, the Company has incurred $Nil on this project.

In April, 2010 the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlined the plans for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator. During the three months ended June 30, 2010, the Company advanced Tectane $9,657 for expenses as per the MOU. After completing its due diligence, the Company and Tectane mutually agreed not to proceed with a formal agreement. The $9,657 expenses incurred were charged to operations during the three month period ended June 30, 2010.

NOTE 6– DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the six months ended June 30, 2010, a total of $5,832 has been expensed (December 31, 2009 - $1,458).

b)

On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the six months ended June 30, 2010, a total of $3,498 has been expensed (December 31, 2009 - $875).

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

c)

On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the six months ended June 30, 2010, a total of $5,832 has been expensed (December 31, 2009 - $1,458).

d)

On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the six months ended June 30, 2010, a total of $1,875 has been expensed (December 31, 2009 - $Nil).

e)

On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the six months ended June 30, 2010, a total of $1,875 has been expensed (December 31, 2009 - $Nil).

As at June 30, 2010, the unamortized portion of the deferred compensation totaled $86,297 (December 31, 2009 - $45,209).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2010 Stock Transactions

During the six months ended June 30, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600 and 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of

$112,200. Accordingly, no compensation expense was recorded

During the six months ended June 30, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties. See note 6.

(2)         2010 Stock Options

On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

During the six months ended June 30, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600 and 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts to related parties in the amount of $ 112,200.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	6,125,000	-
Exercised during 2010	(6,125,000)	0.02
Balance, June 30, 2010	2,351,787	$ 0.09	2.67 years

(3)         2009 Stock Transactions

No stock issuances during the six months ended June 30, 2009.

(4)         2009 Stock Options

              During the six months ended June 30, 2009, the Company did not grant any stock options to director’s,

              employees or consultants.

NOTE 7 – CAPITAL STOCK (con’t.)

              The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	400 years
Balance, June 30, 2009	2,157,899	$ 0.10	400 years

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, companies controlled by significant shareholders earned $18,912 (2009 - $4,500) pursuant to deferred compensation services contracts (refer to Note 6).

During the six months ended June 30, 2010, the Company paid $4,195 (2009 -$Nil) to directors for management fees.

During the six months ended June 30, 2010, the Company incurred expenses for office rent of $13,799 (2009 - $9,224) to a private company controlled by a significant shareholder.

At June 30, 2010, a total of $7,003 (December 31, 2009 – $747) was due from  Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

At June 30, 2010, a total of $72,668 (December 31, 2009 – $68,831) was due from Legacy Wine & Spirits International Ltd., a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	June 30, 2010	December 31, 2009

Significant shareholders	$ 223,236	$ 227,837

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 2, 2003, the Company issued 25,000 post reverse-split common shares valued at $9,000 to a consultant pursuant to a stock option incentive plan.  The consultant failed to meet the terms of the stock option agreement by not paying the exercise price and as a result, the Company requested the return of the 25,000 post reverse-split shares.  The consultant refused to return the shares; therefore, the Company issued a stop transfer and commenced legal proceedings to recover the shares.  The consultant subsequently filed a Statement of Claim against the Company for damages of $53,000 Cdn.  On April 29, 2005, the Supreme Court of British Columbia issued a judgment awarding the plaintiff $15,000 Cdn in damages and $7,180 Cdn in costs; however, the 25,000 post reverse-split shares were to be returned to the Company (not yet received).  In September 2005, the Company and the plaintiff agreed to payment terms to settle this damage award by a payment of $6,080 Cdn (paid) and a

NOTE 9 – COMMITMENTS AND CONTINGENCIES (con’t)

payment schedule of $1,000 Cdn per month for the remaining balance of the judgment commencing December 1, 2005.  The $6,080 Cdn payment was made as the result of a bailiff’s executed court order on September 28, 2005, which seized the Company’s bank account.  No further payments were made towards the settlement agreement due to the Plaintiff’s refusal to sign the order. However, in the fourth quarter of 2009, the Supreme Court of British Columbia ruled in favor of the plaintiff despite the plaintiff’s failure to return the shares to the Company. In addition to the $6,080 Cdn. payment previously made and an amount of $14,810 US accrued towards a final resolution of the matter, the Company was ordered to pay an additional $52,169 US in damages and the case is now closed.

Since August 1, 2002, Golden Spirit Enterprises Ltd. has leased 1,250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and was renewed for an additional 3 years at $2,050 per month. The current tenancy agreement began August 1, 2008 for 3 additional years at $2,200 per month.

NOTE 10 – INCOME TAXES

As of June 30, 2010 the Company had net operating loss carry forwards of approximately $17,511,000 that may be available to reduce future years' taxable income and will expire between the years 2011 - 2030.  Availability of, tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended June 30, 2010 and 2009 for:	2010	2009

Interest	$ -	$ -

Income taxes	$ -	$ -

Shares issued for debt settlement	$ 132,800	$ -

Shares issued for deferred compensation	$ 60,000	$ -

The Company issued 6,125,000 common shares with a value of $132,800 for satisfaction of debt to related parties during the six months ended June 30, 2010.

During the six months ended June 30, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties

The Company paid no cash for interest and income taxes for the six months ended June 30, 2010 and 2009.

NOTE 12 – SUBSEQUENT EVENTS TO MAY 11, 2010

In July, 2010 the Company has signed a Memorandum of Understanding with Global Terralene Inc. (GTI), a Canadian Company in the Fuel Additive and Alternative Fuel Industry. The MOU states that Golden Spirit will acquire the assets of GTI to develop and market a proprietary patented fuel formula with products known as the “Terralene Family of Fuels” worldwide. The “Terralene Family of Fuels” is a unique fuel formulation which reduces Greenhouse Gas and other environmentally damaging emissions while maintaining an existing engine’s operational capacity at the same level or better than currently available fuels. The Company will issue restricted Rule 144 shares in two phases for the GTI acquisition.

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

The Company will be involved in the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants. The Agreement calls for a joint venture utilizing EnEco's expertise and technology to develop a municipal solid waste (garbage) recycling and biomass derived renewable energy facility. Golden Spirit and EnEco will build and operate a series of solid waste recycling and biomass derived renewable energy facility with greenhouse and algae subsystems that will utilize our Thermal Oxidation Process System (TOPS) technology to generate electricity for sale to the local power grid. Further details on the new Golden Spirit - Eneco project can be viewed on our website www.goldenspirit.ws .

Subsequent to June 30, 2010, the Company has signed a Memorandum of Understanding with Global Terralene Inc. (GTI), a Canadian Company in the Fuel Additive and Alternative Fuel Industry. The MOU states that Golden Spirit will acquire the assets of GTI to develop and market a proprietary patented fuel formula with products known as the “Terralene Family of Fuels” worldwide. The “Terralene Family of Fuels” is a unique fuel formulation which reduces Greenhouse Gas and other environmentally damaging emissions while maintaining an existing engine’s operational capacity at the same level or better than currently available fuels. The Company will issue restricted Rule 144 shares in two phases for the GTI acquisition

Our Investment in Available for sale securities – related parties

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the six month period ended June 30, 2010, the Company sold Nil Organa shares and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $31, which was recorded as other comprehensive income . As a result, the carrying value of the available for sale shares of Organa is $10 as at June 30, 2010.

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $8,503 and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $780,606, which was recorded as other comprehensive loss. During the six month period ended June 30, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $26,837 to June 30, 2010. As a result, the carrying value of the available for sale shares of Legacy is $26,838 as at June 30, 2010.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2010	2009
894,577 (2009-894,577) shares of Legacy Wine & Spirits	$ 26,838	$ 53,675
3,450 (2009- 3,450) shares of Organa Gardens International	10	41
	$ 26,848	$ 53,716

Film Production and development costs at June 30, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost June 30, 2010	Net Cost December 31, 2009

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive a 25% interest in the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 to produce the series, the Company will receive a guaranteed 15% interest in the gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series”. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal carrying value of $1.

Films in progress

The Company signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of June 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of June 30, 2010 and December 31, 2009, the agreement has not been finalized and the Company has incurred $ Nil on this project.

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

As of June 30, 2010, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the six month period ended June 30, 2010 (2009- $Nil)

In April, 2010 the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlined the plans for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator. During the three months ended June 30, 2010, the Company advanced Tectane $9,657 for expenses as per the MOU. After completing its due diligence, the Company and Tectane mutually agreed not to proceed with a formal agreement. The $9,657 expenses incurred were charged to operations during the three month period ended June 30, 2010.

Liquidity and Capital Resources.

At June 30, 2010, we had total assets of $107,022, including current assets in cash of $502. We have film production & development costs of $1, available for sale securities of $26,848, an amount due from Legacy Wine & Spirits International Ltd. of $72,668 and an amount due from Organa Gardens International Inc. of $7,003. As of December 31, 2009, we had total assets of $137,827. The decrease in assets is primarily due to a decrease in the carrying value of available for sale securities.

At June 30, 2010, we had current liabilities of $249,659, which was represented by accounts payable and accrued liabilities of $26,423 and due to related parties in the amount of $223,236. As of December 31, 2009 we had total current liabilities of $261,419. The was no material increase or decrease in liabilities. At June 30, 2010, we had a working capital deficiency of $249,158. (December 31, 2009 - $257,120).

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended June 30, 2010 was $113,223 (2009 - $25,131). This increase in loss was due to an increase in consulting fees, professional fees, office and general expenses and a write-off of expenses associated with the Tectane proposal.

From inception to June 30, 2010, we have incurred cumulative net losses of $17,510,493 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,718,461, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,480,404, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2010, we had cash in the amount of $502. We have not generated any significant revenues since inception and have incurred a net loss of $17,510,493 from our inception on September 13, 1999 to June 30, 2010. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)         2010 Stock Transactions

During the six months ended June 30, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600 and 5,610,000 incentive stock options were granted and immediately exercised at $0.02 per share to satisfy debts related parties in the amount of $112,200. Accordingly, no compensation expense was recorded

During the six months ended June 30, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties.

(2)         2010 Stock Options

On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

During the six months ended June 30, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600 and 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts to related parties in the amount of $ 112,200.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	6,125,000	-
Exercised during 2010	(6,125,000)	0.02
Balance, June 30, 2010	2,351,787	$ 0.09	2.67 years

(3)         2009 Stock Transactions

No stock issuances during the three months ended June 30, 2009.

(4)         2009 Stock Options

During the three months ended June 30, 2009, the Company did not grant any stock options to director’s, employees or consultants.

              The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	1,183,629	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,003,629	$ 0.10	4.00 years
Granted during 2008	-	-	-
Exercised during 2008	(845,730)	0.10
Balance, December 31, 2008	2,157,899	$ 0.10	4.00 years
Balance, June 30, 2009	2,157,899	$ 0.10	4.00 years

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

In July, 2010 the Company has signed a Memorandum of Understanding with Global Terralene Inc. (GTI), a Canadian Company in the Fuel Additive and Alternative Fuel Industry. The MOU states that Golden Spirit will acquire the assets of GTI to develop and market a proprietary patented fuel formula with products known as the “Terralene Family of Fuels” worldwide. The “Terralene Family of Fuels” is a unique fuel formulation which reduces Greenhouse Gas and other environmentally damaging emissions while maintaining an existing engine’s operational capacity at the same level or better than currently available fuels. The Company will issue restricted Rule 144 shares in two phases for the GTI acquisition.

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: August 10, 2010	By: /s/ J. Cruz
Jaclyn Cruz
President and a Director.

Date: August 10, 2010	By: /s/ C. Scheive
Christopher Scheive
Director, Secretary & Treasurer