Form 10-Q
period 2010-09-30
Golden Spirit Enterprises Ltd.
filed 2010-11-15
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2010 there were 36,567,024 shares outstanding of the issuer’s common stock.

INDEX	Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of September 30, 2010 (Unaudited) and December 31, 2009	F-1
Statements of Operations (Unaudited) For the Three Months Ended September 30, 2010 and 2009, and the Period from September 13, 1993 (Inception)through September 30, 2010	F-2
Statements of Cash Flows (Unaudited) For the Three Months Ended September 30, 2010 and 2009, and the Period from September 13, 1993 (Inception) through September 30, 2010	F-3
Notes To Financial Statements (Unaudited)	F-4
Item 2. Management's Discussion and Analysis or Plan of Operation	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T. Controls and Procedures	9
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	11
SIGNATURES	12

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(unaudited)	2009

ASSETS
CURRENT ASSETS
Cash	$ 383	$ 1,223
Accounts receivable	-	3,076

TOTAL CURRENT ASSETS	383	4,299

AVAILABLE FOR SALE SECURITIES – related parties	13,429	53,716
FILM PRODUCTION & DEVELOPMENT COSTS DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	1 72,568	1 72,668
DUE FROM ORGANA GARDENS INTERNATIONAL LTD.	7,003	7,143

TOTAL ASSETS	$ 93,384	$ 137,827

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 26,398	$ 33,582
Due to related parties	184,824	227,837

TOTAL CURRENT LIABILITIES	211,222	261,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
36,267,024 (2009 – 23,442,024) common shares	3,626	2,343
Additional paid-in capital	17,829,044	17,481,527
Deferred compensation	(71,216)	(45,209)
Deficit accumulated during the development stage	(18,025,324)	(17,748,571)
Accumulated other comprehensive income	146,032	186,318

TOTAL STOCKHOLDERS’ (DEFICIT)	(117,838)	(123,592)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 93,384	$ 137,827

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept 30,		Sept.13,1993 (inception) to
	2010	2009	2010	2009	Sept. 30, 2010
REVENUES
Processing fees	$ -	$ -	$ -	$ -	$ 98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	92,559	7,319	152,997	32,038	7,572,963
Depreciation and amortization	-	-	-	-	132,569
Exploration costs	-	-	-	-	241,754
Investor relations	7,637	-	26,443	-	723,054
Litigation settlement	-	-	-	-	52,169
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	-	-	-	378,447
Office and general	12,710	11,300	37,433	34,728	676,566
Poker Sponsorships	-	-	-	-	52,500
Professional fees	9,321	2,232	26,587	9,308	667,894
Travel and accommodation	6,944	2,835	15,749	6,841	280,111
Wages and salaries	3,692	1,409	7,887	1,409	257,320
Write-off of website development costs	-	-	-	-	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-	-	-	90,762
Write-off of other assets	-	-	9,657	-	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1 132,863	25,095	276,753	84,324	15,851,324
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	-	-	(313,301)
GAIN/LOSS ON SALE OF SECURITIES-RELATED PARTIES		1,333	-	(7,214)	44,614
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES) -		1,333 -		(7,214)	(1,928,880)
Loss before income taxes (132,863)		(23,762) (276,753)		(91,358)	(17,643,356)
Income Tax Provision -		- -		-	-
NET LOSS (132,863)		(23,762) (276,753)		(91,358)	(17,643,356)
NET LOSS - NONCONTROLLING INTEREST -		- -		-	479,978
NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD. (132,863)		(23,762) (276,753)		(91,358)	$ (17,163,378)
BASIC AND DILUTED LOSS PER COMMON SHARE $ (0.00)		$ (0.00) $ (0.01)		$ (0.01)
BASIC AND DILUTED WEIGHTED AVERAGE 33,836,589		18,897,451 28,789,460	18,860,705

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 13,
	Nine Months Nine Months		1993 (inception) to
	Ended Ended		Sept. 30,
	Sept. 30, 2010	Sept. 30, 2009	2010
OPERATING ACTIVITIES
Net loss	$ (276,753)	$ (91,538)	$ (17,643,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	33,993	26,529	5,131,002
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	--	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Write-off of other assets	9,657		9,657
Equity loss from Organa	-	-	1,394,280
Write-down of investment in Organa	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	7,214	(44,614)
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	(4,108)	(12,362)	310,766

CASH FLOWS USED IN OPERATING ACTIVITIES	(237,211)	(70,157)	(3,979,807)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other tangible and intangible assets	(9,657)	-	(14,846)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	130,827	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(9,657)	130,827	(50,766)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	246,028	(61,711)	904,533
Net proceeds on sale of common stock	-	-	3,125,423

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	246,028	(61,711)	4,030,956

NET (DECREASE) INCREASE IN CASH	(840)	(1,041)	383
CASH, BEGINNING OF PERIOD	1,223	1,556	-

CASH , END OF PERIOD	$ 383	$ 515	$ 383

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,643,356 and at September 30, 2010 had a working capital deficiency of $210,839. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

NOTE 3 AVAILABLE–FOR-SALE SECURITIES

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the nine month period ended September 30, 2010, the Company sold Nil Organa shares and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $31, which was recorded as other comprehensive income. As a result, the carrying value of the available for sale shares of Organa is $10 as at September 30, 2010.

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

During the nine month period ended September 30, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $40,256 to September 30, 2010. As a result, the carrying value of the available for sale shares of Legacy is $13,419 as at September 30, 2010.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

NOTE 3 - AVAILABLE–FOR-SALE SECURITIES  (con’t.)

Available for sale securities – related parties include the following:

	June 30 ,	December 31,
	2010	2009
894,577 (2009-894,577) shares of Legacy Wine & Spirits	$ 13,419	$ 53,675
3,450 (2009- 3,450) shares of Organa Gardens International	10	41
	$ 13,429	$ 53,716

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at September 30, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost Sept. 30, 2010	Net Cost December 31, 2009

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive a 25% interest in the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 to produce the series, the Company will receive a guaranteed 15% interest in the gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series”. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal carrying value of $1.

Films in progress

The Company signed an Agreement dated February 15, 2007 to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

NOTE 4 – FILM PRODUCITON AND DEVELOPMENT COSTS (con’t)

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of September 30, 2010 and December 31, 2009, the agreement has not been finalized and the Company has incurred $ Nil on this project.

NOTE 5 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of  September 30, 2010 and December 31, 2009, the Company has incurred $Nil on this project.

In April, 2010 the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlined the plans for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator. During the second quarter of 2010, the Company advanced Tectane $9,657 for expenses as per the MOU. After completing its due diligence, the Company and Tectane mutually agreed not to proceed with a formal agreement. The $9,657 expenses incurred were charged to operations during the nine month period ended September 30, 2010.

On August 24, 2010, the Company signed an agreement for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases (not yet issued). In addition, the Company will appoint Don Gress, President of Global Terralene, to the Board of Directors of Golden Spirit on the closing date of the agreement, November 30, 2010. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of regular unleaded gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gases, other environmental damaging emissions and can easily be integrated into the existing fuel infrastructure. No modification is required on existing vehicles using gasoline.

NOTE 6– DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the nine months ended September 30, 2010, a total of $8,748 has been expensed (December 31, 2009 - $1,458).

b)

On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2010, a total of $5,247 has been expensed (December 31, 2009 - $875).

c)

On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2010, a total of $8,748 has been expensed (December 31, 2009 - $1,458).

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

NOTE 6– DEFERRED COMPENSATION (con’t.)

d)

On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2010, a total of $5,625 has been expensed (December 31, 2009 - $Nil).

e)

On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2010, a total of $5,625 has been expensed (December 31, 2009 - $Nil).

As at September 30, 2010, the unamortized portion of the deferred compensation totaled $71,216 (December 31, 2009 - $45,209).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2010 Stock Transactions

During the nine months ended September 30, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600 , 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of

$112,200 and 5,200,000 incentive stock options were granted and immediately  exercised at $0.03 per share to satisfy debts related parties in the amount of  $156,000. Accordingly, no compensation expense was recorded.

During the nine months ended September 30, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties. See note 6.

(2)         2010 Stock Options

On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

During the nine months ended June 30, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600 ,5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts to related parties in the amount of $ 112,200 and 5,200,000 incentive stock options were granted and immediately  exercised at $0.03 per share to satisfy debts related parties in the amount of  $156,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	11,325,000	-
Exercised during 2010	(11,325,000)	0.03
Balance, September 30, 2010	2,351,787	$ 0.09	2.67 years

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

NOTE 7 – CAPITAL STOCK (con’t.)

(3)         2009 Stock Transactions:

During the nine month period ended September 30, 2009, 100,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy a debt to a related party in the amount of $4,000. Accordingly, no compensation expense was recorded

(4)         2009 Stock Options

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
	2,351,787
Granted during 2009	100,000	-
Exercised during 2009	(100,000)	-

Balance, September 30, 2009	2,351,787	$ 0.20	2.17 years

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 8,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. 100,000 of these options were granted at   $0.04 per   share during the period.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, companies controlled by significant shareholders earned $33,993 (2009 - $6,755) pursuant to deferred compensation services contracts (refer to Note 6).

During the nine months ended September 30, 2010, the Company paid $7,887 (2009 -$1,409) to directors for management fees.

During the nine months ended September 30, 2010, the Company incurred expenses for office rent of $20,487 (2009 - $15,225) to a private company controlled by a significant shareholder.

At September 30, 2010, a total of $7,003 (December 31, 2009 – $7,143) was due from  Organa Gardens International Inc., a public company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (con’t.)

At September 30, 2010, a total of $72,568 (December 31, 2009 – $72,668) was due from Legacy Wine & Spirits International Ltd., a company with common directors and officers, for cash advances. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

The following amounts are due to related parties at:

	September 30, 2010	December 31, 2009

Significant shareholders	$ 184,824	$ 227,837

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

NOTE 10 – INCOME TAXES

As of September 30, 2010 the Company had net operating loss carry forwards of approximately $17,643,000 that may be available to reduce future years' taxable income and will expire between the years 2011 - 2030.  Availability of, tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the nine months ended September 30,2010 and 2009 for:	2010	2009

Interest	$ -	$ -

Income taxes	$ -	$ -

Shares issued for debt settlement	$ 288,800	$ 4,000

Shares issued for deferred compensation	$ 60,000	$ -

The Company issued 11,325,000 common shares with a value of $288,800 for satisfaction of debt to related parties during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties

The Company paid no cash for interest and income taxes for the nine months ended September 30, 2010 and 2009.

NOTE 12 – SUBSEQUENT EVENTS TO NOVEMBER 9, 2010

In October, 2010, Company issued 250,000 common shares with a value of $7,500 for satisfaction of debt to related parties and 50,000 restricted common shares valued at $2,500 for services of a new advisory board member.

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

On August 24, 2010, the Company signed an agreement for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases (not yet issued). In addition, the Company will appoint Don Gress, President of Global Terralene, to the Board of Directors of Golden Spirit on the closing date of the agreement, November 30, 2010. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of regular unleaded gasoline and utilizes renewable energy sources in 45% of its composition.

Terralene’s unique fuel reduces greenhouse gases, other environmental damaging emissions and can easily be integrated into the existing fuel infrastructure. No modification is required on existing vehicles using gasoline.

Our Investment in Available for sale securities – related parties

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the nine month period ended September 30, 2010, the Company sold Nil Organa shares and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $31, which was recorded as other comprehensive income. As a result, the carrying value of the available for sale shares of Organa is $10 as at September 30, 2010.

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $8,503 and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $780,606, which was recorded as other comprehensive loss. During the nine month period ended September 30, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $40,256 to September30, 2010. As a result, the carrying value of the available for sale shares of Legacy is $13,419 as at September 30, 2010.

Available for sale securities – related parties include the following:

	Sept. 30,	December 31,
	2010	2009
894,577 (2009-894,577) shares of Legacy Wine & Spirits	$ 13,419	$ 53,675
3,450 (2009- 3,450) shares of Organa Gardens International	10	41
	$ 13,429	$ 53,716

Film Production and development costs at September 30, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 write down of film rights and related costs	Net Cost September 30, 2010	Net Cost December 31, 2009

Acquired films and film rights	$ 84,970	$ -	$ (84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive a 25% interest in the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 to produce the series, the Company will receive a guaranteed 15% interest in the gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series”. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a nominal carrying value of $1.

Films in progress

The Company signed an Agreement dated February 15, 2007  to represent “The Cabin”, a teen-oriented, horror/thriller feature film.  As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a carrying value of $Nil.

The Company signed an Agreement dated March 15, 2007  to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, the Company will receive a fee of 25% of the gross amounts of all sales or distribution deals made internationally and 20% of the gross amounts of all sales or distribution deals made in the United States. As of September 30, 2010 and December 31, 2009, due to uncertainty of realization, the Company has written down this project to a value of $Nil.

The Company signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of September30, 2010 and December 31, 2009, the agreement has not been finalized and the Company has incurred $Nil on this project.

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

As of September 30, 2010, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the six month period ended September 30, 2010 (2009- $Nil)

In April, 2010 the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlined the plans for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator. During the three months ended June 30, 2010, the Company advanced Tectane $9,657 for expenses as per the MOU. After completing its due diligence, the Company and Tectane mutually agreed not to proceed with a formal agreement. The $9,657 expenses incurred were charged to operations during the nine month period ended September 30, 2010.

On August 24, 2010, the Company signed an agreement for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases (not yet issued). In addition, the Company will appoint Don Gress, President of Global Terralene, to the Board of Directors of Golden Spirit on the closing date of the agreement, November 30, 2010. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of regular unleaded gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gases, other environmental damaging emissions and can easily be integrated into the existing fuel infrastructure. No modification is required on existing vehicles using gasoline.

As of September 30, 2010, the Company is completing its due diligence process with respect to Terralene Fuels in order to effect the closing on or before November30, 2010. Further details on the new Golden Spirit - Terralene project can be viewed on our website www.goldenspirit.ws.

Liquidity and Capital Resources.

At September 30, 2010, we had total assets of $93,384, including current assets in cash of $383. We have film production & development costs of $1, available for sale securities of $13,429, an amount due from Legacy Wine & Spirits International Ltd. of $72,568 and an amount due from Organa Gardens International Inc. of $7,003. As of December 31, 2009, we had total assets of $137,827. The decrease in assets is primarily due to a decrease in the carrying value of available for sale securities.

At September 30, 2010, we had current liabilities of $211,222, which was represented by accounts payable and accrued liabilities of $26,398 and due to related parties in the amount of $211,222. As of December 31, 2009 we had total current liabilities of $261,419. The decrease in liabilities was due to a reduction in the amounts due to related parties. At September 30, 2010, we had a working capital deficiency of $210,839. (December 31, 2009 - $257,120).

We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time.  We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule, mainly with respect to advancing the Terralene project closer to the goal of marketing the product.  No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. We have not identified any alternative sources of financing.

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended September 30, 2010 was $132,863 (2009 - $23,762). This increase in loss was due to an increase in consulting fees, professional fees, office and general expenses and a write-off of expenses associated with the Tectane proposal. Loss from operations for the nine month period ended September 30, 2010 was $276,753 (2009 - $91,358). This increase in loss was due to an increase in consulting fees, investor relations fees and a write-off of expenses associated with the Tectane proposal.

From inception to September 30, 2010, we have incurred cumulative net losses of $17,643,356 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $15,851,324, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,572,963, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

•

payment of undetermined expenses relating to the Eneco and Terralene ventures (see above)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2010, we had cash in the amount of $383. We have not generated any significant revenues since inception and have incurred a net loss of $17,643,356 from our inception on September 13, 1999 to September 30, 2010. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. The newly acquired Terralene project has had all the research and development already completed and the Company will incur costs to get the product to market, which are not determinable until after the agreement is consummated on or before November 30, 2010.It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30,  2010. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)         2010 Stock Transactions

During the nine months ended September 30, 2010, 515,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy debts related parties in the amount of $20,600 , 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of $112,200 and 5,200,000 incentive stock options were granted and immediately exercised at $0.03 per share to satisfy debts related parties in the amount of $156,000. Accordingly, no compensation expense was recorded.

During the nine months ended September 30, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties.

(2)         2010 Stock Options

On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

During the nine months ended June 30, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600 ,5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts to related parties in the amount of $ 112,200 and 5,200,000 incentive stock options were granted and immediately  exercised at $0.03 per share to satisfy debts related parties in the amount of  $156,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	11,325,000	-
Exercised during 2010	(11,325,000)	0.03
Balance, September 30, 2010	2,351,787	$ 0.09	2.67 years

(3)

2009 Stock Transactions:

During the nine month period ended September 30, 2009, 100,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy a debt to a related party in the amount of $4,000. Accordingly, no compensation expense was recorded

(4)         2009 Stock Options

During the nine months ended September 30, 2009, the Company granted 100,000 stock options  to a related party and these options were immediately  exercised at $0.04 per share to satisfy a debt to a related party in the amount of $4,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	3,172,517	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10

Balance, December 31, 2008	2,351,787	0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
	2,351,787
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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: November 15, 2010	By: /s/ J. Cruz
Jaclyn Cruz
President and a Director.

Date: November 15, 2010	By: /s/ C. Scheive
Christopher Scheive
Director, Secretary & Treasurer