Form 10-K
period 2010-12-31
Golden Spirit Enterprises Ltd.
filed 2011-04-01
CIK 1076262

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

GOLDEN SPIRIT ENTERPRISES LTD.

DELAWARE	52-2132622
(STATE OF INCORPORATION)	(I.R.S. ID)

35 South Ocean Avenue, Patchogue, New York, 11772

1-888-488-6882

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC: BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0001

(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [  ]  Yes    [X]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]  Yes    [X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a smaller reporting company.

Large accelerated filer [  ]

     Accelerated filer   [  ]

Non-accelerated filer  [  ]  (Do not check if a smaller reporting company)                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ]Yes    [X]  No

As of March 31, 2011, there were 51,048,691 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

Golden Spirit Enterprises Ltd.
FORM 10-K

For The Fiscal Year Ended December 31, 2010

INDEX

PART I

 4

ITEM 1.    BUSINESS

4

ITEM 1A.  RISK FACTORS

9

ITEM 1B.  UNRESOLVEDCOMMENTS

9

ITEM 2.    PROPERTIES

10

ITEM 3.    LEGAL PROCEEDINGS

10

ITEM 4.    (REMOVED AND RESERVED)

10

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

16

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

40

ITEM 9A.  CONTROLS AND PROCEDURES EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

40

ITEM 9B.  OTHER INFORMATION

42

PART III

 42

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

42

ITEM 11.    EXECUTIVE COMPENSATION

44

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                   STOCKHOLDER MATTERS

37

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

44

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

45

PART IV

 46

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

46

SIGNATURES

46

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

The Company has engaged in the development, production, financing and packaging of innovative film and television programming. It continues to look for financing for its films in progress and distribution channels for its acquired films. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants. The Agreement calls for a joint venture utilizing EnEco's expertise and technology to develop a municipal solid waste (garbage) recycling and biomass derived renewable energy facility. Golden Spirit and EnEco will build and operate a series of solid waste recycling and biomass derived renewable energy facility with greenhouse and algae subsystems that will utilize our Thermal Oxidation Process System (TOPS) technology to generate electricity for sale to the local power grid. Further details on the new Golden Spirit - Eneco project can be viewed on our website www.goldenspirit.ws.

In 2010, the Company signed an agreement with Global Terralene Inc .for the acquisition of all assets pertaining to Terralene Fuels. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. Further details on the new Golden Spirit - Terralene project can be viewed on our website www.terralenefuels.com.

Our Investment in Available for sale securities – related parties

Organa Gardens International Inc.

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the year ended December 31, 2010, the Company received 700,300 restricted shares of Organa valued to $7,003 pursuant to a debt settlement and sold Nil Organa shares. The Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $2,541, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Organa is $4,504 as at December 31, 2010.

Legacy Wine & Spirits Internatonal Ltd.

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $180,398 and recorded an other-than-temporary loss in the carrying value of its available-for-sale securities totaling $34,001.

During the year ended December 31, 2010, the Company the Company received 1,451,360 restricted shares of Legacy valued to $72,568 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an other-than-tmporary loss in the carrying value of its available-for-sale securities totaling $47,069. As a result, the carrying value of the available for sale shares of Legacy is $37,535 as at December 31, 2010.

Available for sale securities – related parties include the following:

	December 31 ,	December 31,
	2010	2009
2,345,937 (2009-894,577) shares of Legacy Wine & Spirits	$ 37,535	$ 53,675
703,750 (2009- 3,450) shares of Organa Gardens International	4,504	41
	$ 42,039	$ 53,716

FILM PRODUCTION & DEVELOPMENT SECTOR

Film Production and development costs at December 31, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost December 31, 2010	Net Cost December 31, 2009

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of December 31, 2010, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2009 - $Nil)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of December 31, 2010, due to uncertainty of realization, the Company has written down this project to a nominal value of $1. (2009 - $1)

Films in progress

The Company has signed an Agreement dated February 15, 2007 to represent “The Cabin”, a teen-oriented, horror/thriller feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 30, 2010, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2009 - $Nil)

The Company has signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2010, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2009 - $Nil)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of December 31, 2010, the Company has spent $ Nil on this project. (2009 - $Nil)

SUMMARY:

       The $84,970 for acquired film rights consists of the following:

Cash payment for rights to Amazing Super Buddies (ASB)

  $ 54,000

Cash payment for rights to Tales of Rain and Magic (TRM)

       5,000

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

The Company reviews the impairment issue at each quarter on its completed films and films in progress. The Company has letters of intent on hand with distribution partners for its films. The Company expected those assets to generate revenue in the fourth quarter of 2008. The Company received no firm commitments to distribute its films as of December 31, 2010, therefore, due to uncertainty of realization, the Company has written down the above projects to a nominal value of $1.

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

As of December 31, 2010, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the year ended December 31, 2010. (2009 - $Nil)

ALTERNATIVE FUELS SECTOR

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issue a further 2,000,000 restricted common shares once certain documents outlined in the agreement are prepared and exchanged by both parties. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.

Investment in Terralene Fuels costs at December 31, 2010 are made up as follows:

Gross Cost

Patents, trademarks, copyright	$ 75,000
Formulas, reports, studies Schematics, proprietary info Website Terralene brandname	25,000 15,000 5,000 5,000

$ 125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2010

-----------------------------------------------------------------------------------------------------------------------------

Percent

Entity

Nature of Ownership

Ownership

-----------------------------------------------------------------------------------------------------------------------------

9.7%

Legacy Wine & Spirits International Ltd.

 3,934,357  Shares of Common Stock *

1.7%

Organa Gardens International Inc.                           703,750  Shares of Common Stock **

-----------------------------------------------------------------------------------------------------------------------------

*  1,451,360 of these shares are restricted common shares

**   700,300 of these shares are restricted common shares.

Employees.

We currently have 2 full-time employee/consultants. None of our employees are subject to any collective bargaining agreements.

Change in Directors

On December 20, 2010, the Registrant accepted the resignation of Christopher Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Registrant. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

On December 20, 2010 Matt Kelly, an American businessman, based in New York U.S.A., joined the Board of Directors and was appointed Secretary, Treasurer and Chief Financial Officer of the Registrant.

On December 20, 2010 Jaclyn Cruz, an American businesswoman, based in New York U.S.A., a current member of the Board of Directors was confirmed as President and Executive Officer of the Registrant.

As of December 31, 2010, the Directors and Officers of the Registrant are:

Jaclyn Cruz – Director, President and Chief Executive Officer.

Matt Kelly  – Director, Secretary, Treasurer and Chief Financial Officer.

Effective December 20, 2010, the Company has relocated

its administrative offices to the State of New York:

New Address:

Corporate Offices

35 South Ocean Avenue

Patchogue, NY, 11772

Fax – 1 888 265 0498

Phone – 1 888 488 6882

Entering into a new agreement

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issues  5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issue a further 2,000,000 restricted common shares once certain documents outlined in the agreement are prepared and exchanged by both parties.

Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

Property Held by Us.  As of the dates specified in the following table, we held the following property in the following amounts:

Property

December 31, 2010

December 31, 2009

-----------------------------------------------------------------------------------------------

Cash

US $ 824

US $1,233

=========================================================

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.

We do not own any real property.  As of August 1, 2010, Golden Spirit Enterprises Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Golden Spirit Enterprises Ltd.’s principal corporate offices are located at 35 South Ocean Avenue

Patchogue, NY, 11772 Fax – 1 888 265 0498 Phone – 1 888 488 6882

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    (REMOVED AND RESERVED)

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER

PURCHASES OF EQUITY SECURITIES

As at December 31, 2010 there were approximately 2,000 holders of the outstanding shares of the Golden Spirit Enterprises Ltd.'s $0.0001 par value common stock.  Golden Spirit Enterprises Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9.  On October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol changed from TWOU to "GSPM". On October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol changed from GSPM to "GSML".

Effective at the opening on July 18th, 2005 the Company’s symbol changed from GSML to “GSGL” and the CUSIP Number became 38119U 10 1.

Effective at the opening on June 30th, 2006, the Company’s symbol changed from GSGL to “GSPT” and the CUSIP Number is now 38119N 10 7.

According to quotes provided by quotemedia.com, the Golden Spirit Enterprises Ltd.’s common stock closed at:

Quarter

High

Low

2008 First Quarter

$0.27

$0.10

2008 Second Quarter

$0.25

$0.14

2008 Third Quarter

$0.14

$0.04

2008 Fourth Quarter

$0.10

$0.02

2009 First Quarter

$0.10

$0.02

2009 Second Quarter

$0.09

$0.02

2009 Third Quarter

$0.09

$0.02

2009 Fourth Quarter

$0.09

$0.02

2010 First Quarter

$0.04

$0.02

2010 Second Quarter

$0.09

$0.02

2010 Third Quarter

$0.07

$0.03

2010 Fourth Quarter

$0.05

$0.03

The Company traded as 2UOnline.com from January 1, 2003 to October 8, 2003, as Golden Spirit Minerals Ltd. from October 9, 2003 to October 18, 2004, as Golden Spirit Mining Ltd. from October 19, 2004 to July 17, 2005 and Golden Spirit Gaming Ltd. from July 18, 2005 to June 29, 2006 and Golden Spirit Enterprises Ltd. from June 30, 2006 to date.. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Common Stock:

The Company is authorized to issue 500,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock.  Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock.  All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable. As of December 31, 2010, 44,923,691 shares of Golden Spirit Enterprises Ltd. common stock were issued and outstanding.

(1)          2010 Stock Transactions

During the year ended December 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600, 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of $112,200 and 5,341,667 incentive stock options were granted and immediately exercised at $0.03 per share to satisfy debts related parties in the amount of  $160,250 and 3,050,000 for services at $91,500.

During the year ended December 31, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties.

During the year ended December 31, 2010, 465,000 restricted common shares were issued valued at $14,950 to four individuals for advisory board and other services.

During the year ended December 31, 2010, 5,000,000 restricted common shares were issued valued at $125,000 pursuant to the acquisition of Terralene Fuels.

(2)          2009 Stock Transactions

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

 (3)

2010 Stock Options

On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

During the year ended December 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600, 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of $112,200 and 5,341,667 incentive stock options were granted and immediately exercised at $0.03 per share to satisfy debts related parties in the amount of  $160,250 and 3,050,000 for services at $91,500.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	$ 0.03	2.67 years

Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	0.03
Balance, December 31, 2010	3,002,517	$ 0.09	2.67 years

 (4)

2009 - Stock Options

During the year ended December 31, 2009, the Company did not grant any stock options to directors, employees or consultants.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	2,028,247	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,848,247	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	$ 0.03	2.67 years

Balance, December 31, 2009	3,002,517	$ 0.20	2.67 years

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2010	2009	2008	2007	2006

Revenue	$ Nil	$ Nil	$ Nil	$ 43l	$ Nil
Operating Loss	(352,321)	(181,787)	(274,195)	(454,400)	(2,345,010)
Net Loss	(399,390)	(36,170)	(245,550)	(422,958)	(2,954,033)
Basic and diluted net loss per share	0.01	0.01	0.01	0.03	0.20
Cash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, & short term investments	824	1,223	1,556	6,282	7,547
Total assets	167,863	137,827	1,015,455	740,556	52,573
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	6,413	(123,592)	690,820	391,502	(329,376)

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

Liquidity and Capital Resources.

For the year ended December 31, 2010, we had total assets of $167,863, compared to total assets in 2009 of $137,827. This includes a cash balance of $824, compared to $1,223 in 2009. We have available for sale securities with a fair value of $42,039 as at December 31, 2010, intangible assets of $125,000 and film production & development costs of $1.

At December 31, 2010, we had current liabilities of $161,450, which was represented by accounts payable and accrued liabilities of $31,695 and $129,755 due to related parties. At December 31, 2009 we had current liabilities of $261,419. The decrease in liabilities was essentially due to a decrease in amounts payable to related parties. At December 31, 2010, we had a working capital deficiency of $(160,626) (2009 - $(257,120)).

Results of Operations

We realized revenue in 2010 of $Nil (2009- $ Nil) and other income of $Nil (2009 - $179,618) as the result of a 2009 gain on the sale of securities of a related party. In prior years, our revenues from prior businesses totaled $167,449.  During the year ended December 31, 2010 our loss was $399,390 (2009 - $36,170). This increase in loss was due to an increase in consulting fees and no gains on the sale of securities – related parties.

From inception to December 31, 2010, we have incurred cumulative net losses of $17,628,009 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,707,581, a  $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities (b) Legacy Wine & Spirits International Ltd. above) , a gain on the sale of securities – related parties of ($216,509) , a loss on impairment of seurities-relate parties of $81,070and  general and administrative expenses of $15,926,892, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,603,878.

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

payment of increased operating expenses, and further implementation of  film industry business strategies,

payment of undetermined expenses relating to the Eneco venture and payment of undetermined expenses relating to the Terralene Fuels venture.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Spirit Enterprises Ltd.

New York, U.S.A.

We have audited the accompanying consolidated balance sheets of Golden Spirit Enterprises Ltd. (a development stage company) as of December 31, 2010 and 2009 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2010 and 2009 (restated) and for the cumulative period from September 13, 1998 (inception) through December 31, 2010.  Golden Spirit Enterprises Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Spirit Enterprises Ltd. as of December 31, 2010 and 2009 (restated), and the results of its activities and cash flows for each of the years ended December 31, 2010 and 2009 (restated) and for the cumulative period from September 13, 1993 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

March 31, 2011

     GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
(Restated)
ASSETS
CURRENT ASSETS
Cash	$ 824	$ 1,223
Accounts Receivable	-	3,076

TOTAL CURRENT ASSETS	824	4,299

AVAILABLE FOR SALE SECURITIES – related parties INTANGIBLE ASSETS	42,039 125,000	53,716 -
FILM PRODUCTION & DEVELOPMENT COSTS	1	1
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD. DUE FROM ORGANA GARDENS INTERNATIONAL INC.	- -	72,668 7,143

TOTAL ASSETS	$ 167,863	$ 137,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable and accrued liabilities	$ 31,695	$ 33,582
Due to related parties	129,755	227,837

TOTAL CURRENT LIABILITIES	$ 161,450	$ 261,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
44,923,691 (2009 – 23,442,024) common shares	4,492	2,343
Additional paid-in capital	18,063,878	17,481,527
Deferred compensation	(56,135)	(45,209)
Deficit accumulated during the development stage	(18,010,067)	(17,610,677)
Accumulated other comprehensive income (loss)	4,245	48,424

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,413	(123,592)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)	$ 167,863	$ 137,827

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			September 13,
	Year Ended	Year Ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2010	2009	2010
REVENUES		(Restated)
Processing fees	$ -	$ -	$ 98,425
Gaming Revenue	-	-	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	30,601
GROSS PROFIT (LOSS)	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing		-	93,895
Consulting fees	183,912	34,881	7,603,878
Depreciation and amortization	-	-	132,569
Exploration costs	-	-	241,754
Investor relations	34,724	1,458	731,335
Litigation settlement	-	52,169	52,169
Loss on settlement of debt	-	-	302,500
Management fees	-	-	378,447
Office and general	51,143	45,506	690,276
Poker Sponsorships	-	-	52,500
Professional fees	43,051	35,235	684,358
Travel and accommodation	18,217	12,538	282,579
Wages and salaries	11,617	-	261,050
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	-	-	90,762
Write-off of other assets	9,657	-	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	352,321	181,787	15,926,892
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA GARDENS INTERNATIONAL	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	-	179,618	216,509
(LOSS) ON IMPAIRMENT OF SECURITIES-RELATED PARTIES	(47,069)	(34,001)	(81,070)
DILUTION GAIN – LEGACY WINE&SPIRITS INTERNATIONAL	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	(47,069)	145,617	(1,838,055)
Loss before income taxes	(399,390)	(36,170)	(17,628,099)
Income Tax Provision	-	-	-
NET LOSS	$ (399,390)	$ (36,170)	$ (17,628,099)
NET LOSS ATTRIBUTED TO NONCONTROLLING INTEREST	-	-	479,978
NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD.	$ (399,390)	$ (36,170)	$ (17,148,121)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	31,352,220	19,478,120

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2010
					Deficit
					Accumulated	Accumulated
			Additional	Deferred	During the	Other
	Common Stock		Paid-in	Compensation	Development	Comprehensive
	Number of Shares	Amount	Capital	(Note 6)	Stage	Loss	Total
		$	$	$	$	$	$
Balance, September 13, 1993 (date of inception)	0	0	0	0	0	0	0
September 30, 2003 – common stock issued for cash at $0.01 per share	100,000	10	990	0	0	0	1,000
Net loss for the period ended December 31, 1993	0	0	0	0	(1,000)	0	(1,000)

Balance, December 31, 1993	100,000	10	990	0	(1,000)	0	0
Net loss for the years ended December 31, 1994 through 1997	0	0	0	0	0	0	0
Net loss for the year ended December 31, 1998	0	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 1998	100,000	10	990	0	(11,797)	0	(10,797)
January 6, 1999 – common stock issued for Rising Phoenix
finders’ fee at $18.00 per share	13,333	1	239,999	0	0	0	240,000
January 6, 1999 – common stock issued for cash and
management remuneration at $18.00 per share	10,000	1	179,999	0	0	0	180,000
January 28, 1999 – commons stock issued for services at $21.60 per share	10,000	1	215,999	0	0	0	216,000
February 26, 1999 – common stock issued for services at $21.60 per share	8,333	1	179,999	0	0	0	180,000
April 14, 1999 – common stock issued for cash (net of finance fee
of $99,500) at $4.80 to $15.00 per share	118,792	12	900,488	0	0	0	900,500
Less: fair value of warrants issued on financing	0	0	(764,095)	0	0	0	(764,095)
April 14, 1999 – warrants issued on financing	0	0	764,095	0	0	0	764,095
April 23, 1999 – stock based compensation	0	0	210,706	0	0	0	210,706
April 28, 1999 – common stock issued for technology licence
finder’s fee at $18.00 per share	6,667	1	119,999	0	0	0	120,000
June 15, 1999 – common stock issued for technology license at
$18.00 per share	50,000	5	899,995	0	0	0	900,000
June 15, 1999 – common stock issued for services at $15.00 per share share	333	0	5,000	0	0	0	5,000
June 30, 1999 – common stock issued for services at $15.60 per share hare	4,167	0	65,000	0	0	0	65,000
July 15, 1999 – warrants issued for URL purchase	0	0	328,858	0	0	0	328,858
July 20, 1999 – common stock issued for cash on exercise of
warrants at $18.0 per share	13,333	1	239,999	0	0	0	240,000

September 1, 1999 – warrants issued for URL purchase	0	0	220,146	0	0	0	220,146
September 1, 1999 – common stock issued for cash on exercise
of warrants at $18.00 per share	1,667	0	30,000	0	0	0	30,000
October 14, 1999 – common stock issued for cash on exercise of	667	0	10,000	0	0	0	10,000
warrants at $15.00 per share
October 22, 1999 – stock0based compensation	0	0	42,963	0	0	0	42,963
November 3, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
November 9, 1999 – common stock issued for technology
license at $ per share	50,000	5	899,995	0	0	0	900,000
November 15, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	3,333	0	50,000	0	0	0	50,000
November 19, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	10,833	1	194,999	0	0	0	195,000
November 24, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	13,333	1	239,999	0	0	0	240,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	8,333	1	149,999	0	0	0	150,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	4,167	0	75,000	0	0	0	75,000
November 29, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
December 6, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
December 9, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
Dividends paid	0	0	0	0	(219,978)	0	(219,978)
Rounding adjustment	0	2	(2)	0	0	0	0
Net loss	0	0	0	0	(4,201,051)	0	(4,201,051)

Balance, December 31, 1999	431,291	43	5,560,130	0	(4,432,826)	0	1,127,347
January 24, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
January 26, 2000 – common stock issued for cash on exercise	1,333	0	20,000	0	0	0	20,000
of warrants at $15.00 per share
January 31, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 8, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 9, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500

of warrants at $15.00 per share
February 11, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.00 per share
February 18, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.0 per share
February 24, 2000 – common stock issued for deferred compensation at $51.00 per share	11,667	1	594,999	(595,000)	0	0	0
February 24, 2000 – common stock issued for interest in oil and gas property	63,333	6	1,519,994	0	0	0	1,520,000
February 24, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
February 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
March 2, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 8, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 17, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 24, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	1,667	0	25,000	0	0	0	25,000
March 31, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	833	0	12,500	0	0	0	12,500
April 12, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
April 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
August 10 2000 – common stock issued for services at $0.30
per share	833	0	15,000	0	0	0	15,000
October 5, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
Deferred compensation expense recorded in the year	0	0	0	190,894	0		190,894
Rounding adjustment	0	3	(3)	0	0	0	0
Net loss	0	0	0	0	(1,350,249)	0	(1,350,249)

Balance, December 31, 2000	526,621	53	7,982,620	(404,106)	(5,783,075)	0	1,795,492
Deferred compensation expense recorded in the year	0	0	0	208,246	0	0	208,246
Net loss	0	0	0	0	(1,495,844)	0	(1,495,844)

Balance, December 31, 2001	526,621	53	7,982,620	(195,860)	(7,278,919)	0	507,894
November 6, 2002 – common stock issued for services at $1.20 per share	149,167	15	178,985	0	0	0	179,000

Unrealized gain on available-for-sale securities	0	0	0	0	0	6,832	6,832
Deferred compensation expense recorded in the year	0	0	0	71,896	0	0	71,896
Net loss	0	0	0	0	(1,025,820)	0	(1,025,820)

Balance, December 31, 2002	675,788	68	8,161,605	(123,964)	(8,304,739)	6,832	(260,198)
January 10, 2003 – common stock issued for deferred compensation at $.60	325,000	33	194,967	(195,000)	0	0	0
January 10, 2003 – common stock issued for services at $0.60	16,667	2	9,998				10,000
January 14, 2003 – common stock issued to acquire “Miss Beverly Hills”	1,666,667	167	199,833	0	0	0	200,000
January 21, 2003 – common stock issued for services at $0.36	833,333	83	299,917	0	0	0	300,000
February 4, 2003 – return and cancellation of common stock	(1,666,667)	(167)	(199,833)	0	0	0	(200,000)
February 4, 2003 – return and cancellation of common stock	(416,667)	(42)	(149,958)	0	0	0	(150,000)
February 12, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
February 19, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
April 14, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 2, 2003 – common stock issued for exercise of stock options at $0.36	163,333	16	58,784	0	0	0	58,800
May 6, 2003 – common stock issued for exercise of stock options at $0.36	41,667	4	14,996	0	0	0	15,000
May 16, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 27, 2003 – return and cancellation of common stock	(41,667)	(4)	(14,996)	0	0	0	(15,000)
May 30, 2003 – common stock issued for exercise of stock options at $0.36	66,667	7	23,993	0	0	0	24,000
June 11, 2003 – common stock issued for exercise of stock options at $0.42	145,833	15	61,235	0	0	0	61,250
June 23, 2003 – common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
June 26, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
July 16, 2003 - common stock issued for exercise of stock options at $0.42	37,500	4	15,746	0	0	0	15,750
July 17, 2003 - common stock issued for exercise of stock options at $0.42	25,000	3	10,497	0	0	0	10,500
July 28, 2003 - common stock issued for exercise of stock options at $0.42	12,500	1	5,249	0	0	0	5,250
August 1, 2003 - common stock issued for exercise of stock options at $0.42	50,000	5	20,995	0	0	0	21,000
August 8, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
August 11, 2003 - common stock issued for exercise of stock options at $0.42	45,833	5	19,245	0	0	0	19,250
August 14, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
August 14, 2003 - common stock issued for exercise of stock options at $0.48	91,667	9	43,991	0	0	0	44,000
August 29, 2003 - common stock issued for exercise of stock options at $0.48	25,000	3	11,997	0	0	0	12,000
August 29, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
October 13, 2003 – common stock issued for debt settlement at $0.54	338,426	34	182,716	0	0	0	182,750
October 13, 2003 – common stock issued for exercise of stock options at $0.04	66,667	7	47,993	0	0	0	48,000
October 22 , 2003 – common stock issued for exercise of stock options at $0.72	46,111	5	33,195	0	0	0	33,200
October 22, 2003 – common stock issued for interest in mining property at $0.48	25,000	3	26,997	0	0	0	27,000
October 24 , 2003 – common stock issued for exercise of stock options at $0.72	30,904	3	22,248	0	0	0	22,251
November 26, 2003 – common stock issued for exercise of stock options at $0.72	55,556	6	39,994	0	0	0	40,000
December 2, 2003 – common stock issued for exercise of stock options at $0.72	78,540	8	56,541	0	0	0	56,549
December 16, 2003 – return and cancellation of common stock	(5,556)	(1)	(2,332)	0	0	0	(2,333)

Stock-based compensation	0	0	364,300	0	0	0	364,300
Unrealized loss on available-for-sale securities	0	0	0	0	0	(6,947)	(6,947)
Deferred compensation expense	0	0	0	130,332	0	0	130,332
Rounding adjustment	0	(5)	5	0	0	0	0
Net loss	0	0	0	0	(1,279,867)	0	(1,279,867)

Balance, December 31, 2003	2,899,769	290	9,623,900	(188,632)	(9,584,606)	(115)	(149,163)
January 10, 2004 - common stock issued for deferred compensation at $0.90	111,111	11	99,989	(100,000)	0	0	0
January 14, 2004 – common stock issued for debt at $0.72	452,778	45	325,955	0	0	0	326,000
March 26, 2004 – common stock issued for services at $0.36	22,222	2	7,998	0	0	0	8,000
May 21, 2004 – common stock issued for exercise of stock options at $0.18	144,444	14	25,986	0	0	0	26,000
June 8, 2004 – common stock issued for exercise of stock options at $0.18	83,333	8	14,992	0	0	0	15,000
June 9, 2004 – common stock issued for exercise of stock options at $0.18	55,556	6	9,994	0	0	0	10,000
June 17, 2004 - common stock issued for debt at $0.18	344,444	34	61,966	0	0	0	62,000
June 29, 2004 – common stock issued for exercise of stock options at $0.18	50,000	5	8,995	0	0	0	9,000
July 6, 2004 – return and cancellation of common stock	(72,222)	(7)	(12,993)	0	0	0	(13,000)
July 6, 2004 – common stock issued for exercise of stock options at $0.18	88,889	9	15,991	0	0	0	16,000
September 27, 2004–common stock issued for exercise of stock options at $2.16	166,667	17	359,983	0	0	0	360,000
September 28, 2004–common stock issued for exercise of stock options at $2.16	111,111	11	239,989	0	0	0	240,000
October 1, 2004 – common stock issued for services at $1.80	7,222	1	12,999	(13,000)	0	0	0
October 1, 2004 – common stock issued for services at $1.80	97,222	10	174,990	(175,000)	0	0	0
October 18, 2004 – common stock issued for stock dividend (Note 6)	445,811	45	641,923	0	(641,968)	0	0
October 25, 2004 – common stock issued for property at $1.08	5,556	1	5,999	0	0	0	6,000
November 29, 2004 - common stock issued for property rights at $1.26	55,556	6	69,994	0	0	0	70,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 15, 2004 – common stock issued for property rights	55,556	6	59,994	0	0	0	60,000
Share reconciliation after dividend issue	(20)	0	0	0	0	0	0
Stock based compensation	0	0	552,100	0	0	0	552,100
Unrealized loss on available-for-sale securities	0	0	0	0	0	(1,112)	(1,112)
Deferred compensation expense	0	0	0	203,917	0	0	203,917
Rounding adjustment	0	(2)	1	0	0	0	(1)
Net loss	0	0	0	0	(1,883,337)	0	(1,883,337)

Balance, December 31, 2004	5,136,117	514	12,314,743	(272,715)	(12,109,911)	(1,227)	(68,596)

February 15, 2005 - common stock issued for stock options at $0.54	143,056	14	77,236	0	0	0	77,250
February 25, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 7, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 8, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000

May 17, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
June 28, 2005 - common stock issued for consulting at $0.36	166,667	17	59,983	(60,000)	0	0	0
July 5, 2005 - common stock issued for stock options at $0.36	186,111	19	66,981	0	0	0	67,000
July 22, 2005 - common stock issued for stock options at $0.36	55,556	6	19,994	0	0	0	20,000
July 26, 2005 - common stock issued for stock options at $0.36	138,889	14	49,986	0	0	0	50,000
August 10, 2005 - common stock issued for stock options at $0.36	109,722	11	39,489	0	0	0	39,500
July 13, 2005 - common stock issued for private placement at $0.36	152,778	15	54,985	0	0	0	55,000
July 12, 2005 - common stock issued for consulting services at $0.36	5,555,556	556	1,999,444	(2,000,000)	0	0	0
Stock0based compensation	0	0	743,500	0	0	0	743,500
Unrealized gain on available-for-sale securities	0	0	0	0	0	1,112	1,112
Deferred compensation expense	0	0	0	520,208	0	0	520,208
Rounding adjustment	0	(1)	1	0	0	0	0
Net loss	0	0	0	0	(1,842,055)	0	(1,842,055)

Balance, December 31, 2005	11,866,674	1,187	15,546,320	(1,812,507)	(13,951,966)	(115)	(217,081)
January 18, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
January 27, 2006 - common stock issued for stock options at $0.36	56,944	6	20,494	0	0	0	20,500
January 31, 2006 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
February 2, 2006 - common stock issued for stock options at $0.54	131,094	13	70,777	0	0	0	70,790
February 6, 2006 - common stock issued for stock options at $0.36	127,778	13	45,987	0	0	0	46,000
February 9, 2006 - common stock issued for stock options at $0.54	88,889	9	47,991	0	0	0	48,000
February 27, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
March 30, 2006 - common stock issued for consulting services at $0.54	16,667	2	8,998	0	0	0	9,000
April 1, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
April 24, 2006 - common stock issued for stock options at $0.36	61,111	6	21,994	0	0	0	22,000
May 8, 2006 - common stock issued for stock options at $0.36	111,111	11	39,989	0	0	0	40,000
June 2, 2006 - common stock issued for consulting services at $0.18	972,222	97	192,403	(192,500)	0	0	0
June 22, 2006 – common stock issued for stock options at $0.18	41,667	4	7,496	0	0	0	7,500
September 19, 2006 – common stock issued for stock options at $0.09	60,000	6	5,394	0	0	0	5,400
December 13, 2006 – common stock issued for stock options at $0.09	200,000	20	17,980	0	0	0	18,000
December 14, 2006 – common stock issued for consulting services at $0.19	100,000	10	18,990	0	0	0	19,000
Stock based compensation	0	0	66,600	0	0	0	66,600
Unrealized gain on available-for-sale securities	0	0	0	0	0	(569)	(569)
Deferred compensation expense	0	0	0	1,854,517	0	0	1,854,517
Rounding adjustment	21	(2)	2	0	0	0	0
Net loss	0	0	0	0	(2,954,033)	0	(2,954,033)

Balance, December 31, 2006	15,528,624	1,553	16,726,244	(150,490)	(16,905,999)	(684)	(329,376)
February 1, 2007 – common stock issued for stock options at $0.09	170,000	17	15,283	0	0	0	15,300
April 3, 2007 – common stock issued for stock options at $0.09	305,000	30	27,420	0	0	0	27,450

April 13, 2007 – common stock issued for stock options at $0.09	265,000	27	23,823	0	0	0	23,850
April 30, 2007 – common stock issued for stock options at $0.09	250,000	25	22,475	0	0	0	22,500
April 30, 2007 – common stock issued for consulting services at $0.30	7,500	1	2,249	0	0	0	2,250
June 1, 2007 - common stock issued for private placement at $0.25	200,000	20	49,980	0	0	0	50,000
June 11, 2007 - return and cancellation of common stock	(30,000)	(3)	(2,697)	0	0	0	(2,700)
June 21, 2007 - common stock issued for stock options at $0.09	140,000	14	12,586	0	0	0	12,600
June 26, 2007 – common stock issued for stock options at $0.10	200,000	20	19,980	0	0	0	20,000
July 13, 2007 - common stock issued for stock options at $0.10	50,000	5	4,995	0	0	0	5,000
July 30, 2007 - return and cancellation of common stock	(50,000)	(5)	(4,995)	0	0	0	(5,000)
August 15, 2007 - common stock issued for deferred compensation at $0.18	200,000	20	35,980	(36,000)	0	0	0
October 26, 2007 - commons stock issued for stock options at $0.09	30,000	3	2,697	0	0	0	2,700
October 26, 2007 - commons stock issued for stock options at $0.10	500,000	50	49,950	0	0	0	50,000
November 1, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 2, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 7, 2007 - common stock issued for stock options at $0.10	400,000	40	39,960	0	0	0	40,000
November 7, 2007 - return and cancellation of common stock	(100,000)	(10)	(9,990)	0	0	0	(10,000)
November 20, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 21, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 21, 2007 - common stock issued for private placement at $0.20	25,000	2	4,998	0	0	0	5,000
December 20, 2007 - return and cancellation of common stock	(150,000)	(15)	(14,985)	0	0	0	(15,000)
Stock based compensation	0	0	228,000	0	0	0	228,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	587,218	587,218
Deferred compensation expense	0	0	0	84,668	0	0	84,668
Rounding adjustment	170	0	0	0	0	0	0
Net Loss	0	0	0	0	(422,958)	0	(422,958)

Balance, December 31, 2007	17,941,294	1,794	17,233,953	(101,822)	(17,328,957)	586,534	391,502

February 27, 2008 – common stock issued for director services at $0.11	30,000	3	3,297	0	0	0	3,300
May 16, 2008 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
June 2, 2008 - commons stock issued for stock options at $0.10	375,500	37	37,513	0	0	0	37,550

June 4, 2008 - commons stock issued for stock options at $0.10	37,000	4	3,696	0	0	0	3,700
June 18, 2008 – common stock issued for director services at $0.14	25,000	2	3,498	0	0	0	3,500
July 21, 2008 - commons stock issued for stock options at $0.10	158,230	16	15,807	0	0	0	15,823
September 16, 2008 – common stock issued for director services at $0.04	25,000	2	998	0	0	0	1,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	379,702	379,702
Deferred compensation expense	0	0	0	75,293	0	0	75,293
Net Loss	0	0	0	0	(245,550)	0	(245,550)

Balance, December 31, 2008	18,842,024	1,883	17,323,737	(26,529)	(17,574,507)	966,236	690,820

August 10, 2009 - commons stock issued for stock options at $0.04	100,000	10	3,990				4,000
October 6, 2009 - common stock issued for stock options at $0.02	25,000	2	498				500
October 22, 2009 - common stock issued for stock options at $0.02	2,500,000	250	49,750				50,000
November 25, 2009 - common stock issued for stock options at $0.06	100,000	10	5,990				6,000
November 30, 2009 - common stock issued for services at $0.07	700,000	70	48,930	(49,000)			0
December 4, 2009 - common stock issued for stock options at $0.05	400,000	40	19,960				20,000
December 16, 2009 - common stock issued for stock options at $0.05	275,000	28	13,722				13,750
December 30, 2009 - common stock issued for stock options at $0.03	500,000	50	14,950				15,000
Unrealized loss on available-for-sale securities						(704,024)	(704,024)
Write down of securities						(34,170)	(34,170)
Realized gain on sale of securities						(179,618)	(179,618)
Deferred compensation expense				30,320			30,320
Net Loss					(36,170)		(36,170)

Balance, December 31, 2009 (Restated)	23,442,024	2,343	17,485,527	(45,209)	(17,610,677)	48,424	(123,592)

January 25 , 2010 - common stock issued for stock options at $0.04	515,000	52	20,548				20,600
April 15 , 2010 - common stock issued for stock options at $0.02	1,150,000	115	22,885				23,000
April 20, 2010 - common stock issued for stock options at $0.02	2,435,000	244	48,456				48,700
April 26, 2010 - common stock issued for stock options at $0.02	700,000	70	13,930				14,000
May 12, 2010 - common stock issued for stock options at $0.02	1,325,000	132	26,368				26,500
May 26, 2010 - common stock issued for services at $0.04	1,500,000	150	59,850	(60,000)			0
August 12, 2010- common stock issued for stock options @ $0.03	5,200,000	520	155,480				156,000
October 27, 2010 - common stock issued for options at $0.03	250,000	25	7,475				7,500
October 27, 2010 - common stock issued for services at $0.05	50,000	5	2,495				2,500
November 24, 2010 - common stock issued for options at $0.03	2,941,667	294	87,956				88,250

December 9, 2010 - common stock issued for services at $0.03	415,000	42	12,408				12,450
December 9, 2010 - common stock issued for acquisition at $0.025	5,000,000	500	124,500				125,000
Unrealized gain on available-for-sale securities						(44,179)	(44,179)
Deferred compensation expense				49,074			49,074
Net Loss					(399,390)		(399,390)

Balance, December 31, 2010	44,923,691	4,492	18,063,878	(56,135)	(18,010,067)	4,245	6,413

 The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13,
	Year ended	Year ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2010	2009	2010
OPERATING ACTIVITIES		(Restated)
Net loss	$ (399,390)	$ (36,170)	$ (17,628,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	155,524	30,320	5,252,533
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Write-off of other assets	9,657	-	9,657
Equity loss from Organa Gardens International Inc.	-	-	1,394,280
Write-down of investment in Organa Gardens International Inc.	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	(179,618)	(216,509)
Loss on impairment of securities	47,069	34,001	81,070
Dilution gain – Legacy Wine & Spirits International Ltd.	-	-	(334,087)
Net changes in operating assets and liabilities	1,189	(12,550)	316,063
CASH FLOWS USED IN OPERATING ACTIVITIES	(185,951)	(164,017)	(3,928,547)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	(9,657)	-	(14,846)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	156,557	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(9,657)	156,557	(50,766)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	195,209	7,127	880,714
Net proceeds on sale of common stock	-	-	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	195,209	7,127	3,980,137

NET (DECREASE) INCREASE IN CASH	(399)	(333)	824

CASH, BEGINNING OF YEAR	1,223	1,556	-

CASH , END OF YEAR	$ 824	$ 1,223	$ 824

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN SPIRIT ENTERPRISES LTD.

 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 1,388,889 post-reverse split restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split (refer Note 7) and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. including the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants and the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels.(refer to Note 4).

GOING CONCERN

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,628,099 and at December 31, 2010 had a working capital deficiency of $160,626.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

Furniture and Equipment

Furniture and equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straight line basis.

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

The Company adopted ASC Topic 820-10 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820-10 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, ASC Topic 820-10 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques

In general, and where applicable, we use quoted prices in an active market for marketable securities that are traded on exchanges. These marketable securities are included in Level 1.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2010, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation. The Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.

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

Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

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

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES

Organa

The Company owns common shares of Organa Gardens International Inc. (formerly Shotgun Energy Corporation) (“Organa”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Organa.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31,

2009, the Company sold 50,000 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income. During the year ended December 31, 2010, the Company received 700,300 restricted shares of Organa valued to $7,003 pursuant to a debt settlement and sold Nil Organa shares. The Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $2,541, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Organa is $4,504 as at December 31, 2010.

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES (con’t)

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $180,398 and recorded an other-than-temporary loss in the carrying value of its available-for-sale securities totaling $34,001.

During the year ended December 31, 2010, the Company the Company received 1,451,360 restricted shares of Legacy valued to $72,568 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an other-than-tmporary loss in the carrying value of its available-for-sale securities totaling $47,069. As a result, the carrying value of the available for sale shares of Legacy is $37,535 as at December 31, 2010.

Available for sale securities – related parties include the following:

	December 31 ,	December 31,
	2010	2009
2,345,937 (2009-894,577) shares of Legacy Wine & Spirits	$ 37,535	$ 53,675
703,750 (2009- 3,450) shares of Organa Gardens International	4,504	41
	$ 42,039	$ 53,716

NOTE 4 – INTANGIBLE ASSETS PURCHASED FROM TERRALENE FUELS

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issue a further 2,000,000 restricted common shares once certain documents outlined in the agreement are prepared and exchanged by both parties. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.

Investment in Terralene Fuels costs at December 31, 2010 are made up as follows:

Gross Cost

Patents, trademarks, copyright	$ 75,000
Formulas, reports, studies Schematics, proprietary info Website Terralene brandname	25,000 15,000 5,000 5,000

$ 125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – FILM PRODUCTION AND DEVELOPMENT COSTS

Film Production and development costs at December 31, 2010 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost December 31, 2010	Net Cost December31, 2009

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

Acquired Films and Film Rights

The Company has acquired from Beijing Dadu Sunshine Film & Culture Co. Ltd., the exclusive distribution rights worldwide, except for Asia, for the film “Tales of Rain and Magic”.  Under the terms of the License Agreement dated March 23, 2007, the Company will receive twenty-five (25) percent interest of the gross receipts earned from sales in those countries. “Tales of Rain and Magic” portrays a young girl’s coming of age, and of the psycho-logical and physiological changes that she encounters along the way to adulthood. As of December 31, 2010, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2009 - $Nil)

The Company has signed an Agreement dated March 15, 2007 with Amazing Super Buddies Productions Inc. to act as the Producer and Distributor for a 3D Television Series for children known as “ASB: Power Force”. In return for advancing $54,000 U.S. to produce the series, the Company will receive a guaranteed fifteen (15) percent interest of gross receipts earned worldwide, inclusive of all character licensing and merchandise sold from the “ASB: Power Force Series.” As of December 31, 2010, due to uncertainty of realization, the Company has written down this project to a nominal value of $1. (2009 - $1)

Films in progress

The Company has signed an Agreement dated February 15, 2007 to represent “The Cabin”, a teen-oriented, horror/thriller feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2010, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2009 - $Nil)

The Company has signed an Agreement dated March 15, 2007 to represent “The Brotherhood of the Phoenix”, a high concept action drama feature film. As distributor of the film, Golden Spirit will receive a fee of twenty-five percent (25%) from the gross amounts of all sales or distribution deals made internationally and twenty percent (20%) from the gross amounts of all sales or distribution deals made in the United States. As of December 31, 2010, due to uncertainty of realization, the Company has written down this project to a value of $Nil. (2009 - $Nil)

The Company has signed a Memorandum of Understanding dated March 23, 2007 with Pentafilms, SARL of France and Beijing Dadu Sunshine Film & Culture Co. Ltd. to co-produce and distribute a film called “The Mists of Time”. The financial contribution for production by each party, the final percentage of distribution rights, final casting and budget will be determined in the final agreement. As of December 31, 2010, the Company has spent $ Nil on this project.

NOTE 6 – OTHER PROPERTIES

The Company has signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where Golden Spirit will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of December 31, 2010, the Company is seeking partners to finance this project. As of December 31, 2010, the Company has spent $Nil on this project (2009 – $Nil)

On October 29, 2009, the Company signed an agreement to acquire 32 BLM gold mineral lease claims in the newly discovered Long Canyon Trend of east central Nevada. The Company will acquire a 75% undivided interest in these 32 claims. The vendor will maintain a 25% interest in the claims until the Company has spent a minimum of $150,000 in exploration costs within 24 months from the date of this Agreement on the properties. The Company agreed to spend up to $25,000 for a geological report before December 15th 2009 and an additional $50,000 during the months of March through July 2010. The balance of $75,000 can be spent over the following 15 months at the Company’s discretion to earn the full 100% interest. The Company is required to pay $10,000 cash ($3,076 paid) and issue up to 5,000,000 restricted common shares to acquire the interest. (shares not issued). In 2010 management decided not to proceed with this acquisition and signed a dissolution agreement in March, 2010. The $3,076 advanced was refunded to the Company.

NOTE 7 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the year ended December 31, 2010, a total of $11,664 has been expensed (December 31, 2009 - $1,458).

b)

On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2010, a total of $6,996 has been expensed (December 31, 2009 - $875).

c)

On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2010, a total of $11,664 has been expensed (December 31, 2009 - $1,458).

d)

On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2010, a total of $9,375 has been expensed (December 31, 2009 - $Nil).

e)

On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2010, a total of $9,375 has been expensed (December 31, 2009 - $Nil).

As at December 31, 2010, the unamortized portion of the deferred compensation totaled $56,135 (December 31, 2009 - $45,209).

NOTE 8 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share. No preferred shares have been authorized.

(1)          2010 Stock Transactions

During the year ended December 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600, 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of $112,200 and 5,341,667 incentive stock options were granted and immediately exercised at $0.03 per share to satisfy debts related parties in the amount of  $160,250 and 3,050,000 for services at $91,500.

During the year ended December 31, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties. See note 8.

During the year ended December 31, 2010, 465,000 restricted common shares were issued valued at $14,950 to four individuals for advisory board and other services.

During the year ended December 31, 2010, 5,000,000 restricted common shares were issued valued at $125,000 pursuant to the acquisition of Terralene Fuels (see Note 4).

(2)          2009 Stock Transactions

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

 (3)

2010 Stock Options

On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

During the year ended December 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600, 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of $112,200 and 5,341,667 incentive stock options were granted and immediately exercised at $0.03 per share to satisfy debts related parties in the amount of  $160,250 and 3,050,000 for services at $91,500.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	$ 0.03	2.67 years

Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	0.03
Balance, December 31, 2010	3,002,517	$ 0.09	2.67 years

NOTE 8 – CAPITAL STOCK (continued)

 (4)

2009 - Stock Options

During the year ended December 31, 2009, the Company did not grant any stock options to directors, employees or consultants.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	2,028,247	$ 0.26	3.08 years
Granted during 2007	3,800,000	0.10
Exercised during 2007	(1,980,000)	0.10
Balance, December 31, 2007	3,848,247	$ 0.18	3.80 years
Granted during 2008	-	-
Exercised during 2008	(845,730)	0.10
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	$ 0.03	2.67 years

Balance, December 31, 2009	3,002,517	$ 0.20	2.67 years

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2010, companies controlled by significant shareholders earned $ 49,074 (2009 - $30,315) pursuant to deferred compensation services contracts (refer to Note 7).

During 2010, the Company paid $11,617 (2009 - $2,354) to two directors for director’s fees.

During 2010, the Company incurred expenses for office rent of $ 28,591 (2009 - $21,643) to a private company controlled by a significant shareholder.

At December 31, 2010, a total of $Nil (2009 - $7,143) was due from to Organa Gardens International Inc.(“Organa”), a public company with common directors and officers, for cash advances. During the year ended December 31, 2010 the Company received $140 cash and 700,300 restricted shares of Organa valued to $7,003 pursuant to a debt settlement.

At December 31, 2010, a total of $Nil (2009 – ($72,668) was due from Legacy Wine & Spirits International Ltd. (“Legacy”), a company with common directors and officers, for cash advances. During the year ended December 31, 2010 the Company received 1,451,360 restricted shares of Legacy valued to $72,668 pursuant to a debt settlement.

The following amounts are due to related parties at:

	December 31, 2010	December 31, 2009

Significant shareholders	$ 129,755	$ 227,837

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

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – INCOME TAXES

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $17,628,000 that may be available to reduce future years' taxable income and will expire between the years 2011 - 2030.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009

Loss before income taxes	$ (399,390)	$ (174,064)
Combined federal and state corporate tax rate	42.7%	42.7%

Expected tax expense (recovery)	(170,540)	(74,325)
Non-deductible stock based compensation	97,000	97,000
Change in valuation allowance	8,000	8,000

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2010	2009

Non-capital loss carry forwards	$7,273,000	$7,273,000
Valuation allowance	(7,273,000)	(7,273,000)
Net deferred tax asset	$-	$-

NOTE 12 –   SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the years ended December 31, 2010 and 2009 for:	2010	2009

Interest	$ -	$ -

Income taxes	$ -	$ -

During the year ended December 31, 2010:

The Company issued 1,500,000 restricted common shares with a fair value of $60,000 for prepaid consulting service agreements.

The Company issued 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600, 5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts related parties in the amount of $112,200 and 5,341,667 incentive stock options were granted and immediately exercised at $0.03 per share to satisfy debts related parties in the amount of  $160,250 and 3,050,000 for services at $91,500.

The Company issued 465,000 restricted common shares were issued valued at $14,950 to four individuals for advisory board and other services.

The Company issued 5,000,000 restricted common shares were issued valued at $125,000 pursuant to the acquisition of Terralene Fuels (see Note 4).

During the year ended December 31, 2009:

The Company issued 700,000 restricted common shares with a fair value of $49,000 for prepaid consulting service agreements.

During the year ended December 31, 2009, the Company granted 3,900,000 stock options to related party consultants and these options were immediately exercised at prices between $0.02 - $0.04 per share to satisfy debts to these related parties in the amount of $109,500.

NOTE 13 –   PRIOR PERIOD ADJUSTMENTS

Prior period adjustments recorded during fiscal year 2009 totaled $137,894. The adjustment was made to correctly record a gain on sale of securities – related parties that was improperly calculated due to an error in determining the adjusted cost base of the securities sold and to record a loss on impairment of securities that was determined to be $34,001. The result was a restatement of other incomes and expenses in the amount of $137,894. The net loss for fiscal 2009 was reduced from $(174,064) to $(36,170).

CONSOLIDATED BALANCE SHEET DECEMBER 31, 2009	AS RESTATED	AS PREVIOUSLY REPORTED	CHANGE
ASSETS
Cash	$ 1,223	$ 1,223	$ 0
Accounts Receivable	3,076	3,076	0
Available for sale securities	53,716	53,716	0
Film Production & development Costs	1	1	0
Due from Legacy Wine & Spirits Int’l. Ltd.	72,668	72,668	0
Due from Organa Gardens International Inc.	7,143	7,143	0
TOTAL ASSETS	$ 137,827	$ 137,827	$ 0
LIABILITIES
Accounts Payable and accrued liabilities	$ 33,582	$ 33,582	$ 0
Due to related parties	227,837	227,837	0
STOCKHOLDERS’ DEFICIT
Issued and outstanding common stock	2,343	2,343	0
Additional paid in capital	17,481,527	17,481,527	0
Deferred Compensation	(45,209)	(45,209)	0
Deficit accumulated during development stage	(17,748,571)	(17,610,677)	137,894
Accumulated other comprehensive income	48,424	186,318	(137,894)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 137,827	$ 137,827	$ 0

NOTE 13 –   PRIOR PERIOD ADJUSTMENTS (continued)

CONSOLIDATED STATEMENT OF OPERATIONS – DECEMBER 31, 2009	AS RESTATED	AS PREVIOUSLY REPORTED	CHANGE
REVENUES	$ 0	$ 0	$ 0
COSTOF SALES	0	0	0
GENERAL&ADMINSTRATIVE EXPENSES	181,787	181,787	0
OTHER INCOME AND EXPENSES:
Equity loss from Organa Gardens	0	0	0
Write-down of investment in Organa Gardens	0	0	0
Gain/(Loss) on sale of securities-related parties	179,618	7,723	171,895
(Loss) on impairment of securities -rel. parties	(34,001)	0	(34,001)
Dilution gain-Legacy Wine & Spirits	0	0	0
Property option loss	0	0	0
TOTAL OTHER INCOME & EXPENSES	145,617	7,723	137,894
Loss before income taxes	(36,170)	(174,064)	(137,894)
Income Taxes	0	0	0
NET LOSS	(36,170)	(174,064)	(137,894)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	0	0	0
NET LOSS TO GOLDEN SPIRIT ENT.	$ (36,170)	$ (174,064)	$ (137,894)
BASIC & DILUTED LOSS PER COMMON SHARE	$0.00	$0.01	$0.01

NOTE 14 –   SUBSEQUENT EVENTS

On January 13, 2011, the Company issued 25,000 restricted common shares valued at $750 to a new director for his services and issued 250,000 restricted common shares valued at $7,500 to a consultant for his services in relation to the company’s Terralene Fuels project.

On January 18, 2011, the Company filed a Registration Statement on Form S-8 to cover 12,000,000 shares of common stock to be granted pursuant to the Company’s 2011 Stock Incentive and Option Plan. The Company issued a total of 5,850,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at $0.03 per share to satisfy debt to related parties in the amount of $175,500.

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Report, Golden Spirit’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009. Nevertheless, based on a number of factors, including the completion of the Directors’ investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2011 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

                  Age

Position

Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Jaclyn Cruz

 35

President & Director & CEO

November 18, 2008

Matt Kelly

 35

Secretary, Treasurer

December 20, 2010

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2010 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Jaclyn Cruz President	2008	2,000	0	1,000	0	0	0	0	0
	2009	1,000	0	0	0	0	0	0	0
	2010	6,750	0	0	0	0	0	0	0

Matt
Kelly
Director	2010	0	0	0	0	0	0	0	0

On December 20, 2010, the Registrant accepted the resignation of Christopher Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Registrant. Prior to his resignation, Mr. Scheive received a salary only of $4,867 in 2010. (2009 - $2,300; 2008 - $1,354).In 2008, Mr. Scheive received a stock award valued at $3,300. No stock awards were received by Mr. Scheive in 2009 or 2010.

We have no employment agreements with any of our director and sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. There is no assurance that we will ever generate revenues from our operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Stock-based Compensation . During the year ended December 31, 2010, $Nil (2009-$Nil) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of

Amount & Nature of

Percent of Class

Title of Class

Beneficial Owner

Beneficial Owner

                 Common Stock

--------------------------------------------------------------------------------------------------------------------------------------------

Jaclyn Cruz

P.O. Box 63

  25,000

0.0001%

President/.Director/CEO

Farmingville, New York

11738

Matt Kelly

                123 Van Horne Avenue

          -

   0.00%

Secretary /Director /CFO

Holbrook, New York

11741

All directors and Officers as a group

  25,000

0.0001%

Security Ownership by Management.  As above, at December 31, 2010, our directors, Jaclyn Cruz owned 25,000 shares and Matt Kelly owned Nil shares for and aggregate total of 25,000 shares or 0.0001% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2010, companies controlled by significant shareholders earned $ 49,074 (2009 - $30,315) pursuant to deferred compensation services contracts .

During 2010, the Company paid $11,617 (2009 - $2,354) to two directors for director’s fees.

During 2010, the Company incurred expenses for office rent of $ 28,591 (2009 - $21,643) to a private company controlled by a significant shareholder.

At December 31, 2010, a total of $Nil (2009 - $7,143) was due from to Organa Gardens International Inc.(“Organa”), a public company with common directors and officers, for cash advances. During the year ended December 31, 2010 the Company received $140 cash and 700,300 restricted shares of Organa valued to $7,003 pursuant to a debt settlement.

At December 31, 2010, a total of $Nil (2009 – ($72,668) was due from Legacy Wine & Spirits International Ltd. (“Legacy”), a company with common directors and officers, for cash advances.

During the year ended December 31, 2010 the Company received 1,451,360 restricted shares of Legacy valued to $72,668 pursuant to a debt settlement.

The following amounts are due to related parties at:

	December 31, 2010	December 31, 2009

Significant shareholders	$ 129,755	$ 227,837

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

2009: $28,000

2010: $25,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2009: $0

2010: $0

Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2009: $0

2010: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2009: $0

2010: $0

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

          Financial Officer

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief

          Executive Officer

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief

          Financial Officer

b) Form 8-K:

8-K filed December 21, 2010 with respect to a change in Directors and corporate offices.

8-K filed August 27, 2010 with respect to entering into a material definitive agreement.

8-K filed April 12, 2010 with respect to terminating a material definitive agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this  report to be signed on its behalf by the undersigned,

thereunto duly authorized, on March 31, 2011.

Golden Spirit Enterprises Ltd.,

a Delaware corporation

By:

/s/: Jaclyn Cruz

-------------

Jaclyn Cruz

Its:

Director and President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Jaclyn Cruz

------------------------------------

Date: March 31, 2011

Jaclyn Cruz

President and a Director

 /s/: Matt Kelly

-------------------------------------

Date: March 31, 2011

Matt Kelly,

Director , Secretary & Treasurer