Form 10-Q
period 2011-03-31
Golden Spirit Enterprises Ltd.
filed 2011-06-14
CIK 1076262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0001073262

Golden Spirit Enterprises Ltd.

 (Exact name of small business issuer as specified in it’s charter)

Delaware

(State or other jurisdiction of incorporation or organization)

 52-2132622
(I.R.S. Employer Identification No.)

35 South Ocean Avenue

Patchogue, New York, 11772

 (Address of principal executive offices)

888-488-6882

 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ]Yes [  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 31, 2011 there were 54,098,691 shares outstanding of the issuer’s common stock.

INDEX	Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of March 31, 2011 (Unaudited) and December 31, 2010	3
Statements of Operations (Unaudited) For the Three Months Ended March 31, 2011 and 2010, and the Period from September 13, 1993 (Inception)through March 31, 2010	4
Statements of Cash Flows (Unaudited) For the ThreeMonths Ended March 31, 2011and 2009, and the Period from September 13, 1993 (Inception) through March 31, 2010	5
Notes To Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis or Plan of Operation	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T. Controls and Procedures	19
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

  March 31,

	2011	December 31,
	(unaudited)	2010

ASSETS
CURRENT ASSETS
Cash	$ 307	$ 824

TOTAL CURRENT ASSETS	307	824

AVAILABLE FOR SALE SECURITIES – related parties	42,226	42,039
INTANGIBLE ASSETS	125,000	125,000
FILM PRODUCTION & DEVELOPMENT COSTS	1	1

TOTAL ASSETS	$ 167,534	$ 167,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 32,545	$ 31,695
Due to related parties	51,206	129,755

TOTAL CURRENT LIABILITIES	83,751	161,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
51,048,691 (2010 – 44,923,691) common shares	5,105	4,492
Additional paid-in capital	18,247,015	18,063,878
Deferred compensation	(41,054)	(56,135)
Deficit accumulated during the development stage	(18,131,715)	(18,010,067)
Accumulated other comprehensive income	4,432	4,245

TOTAL STOCKHOLDERS’ (DEFICIT)	83,783	6,413

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 167,534	$ 167,863

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended March 31,		Sept.13,1993 (inception) to
		2011	2010	March 31, 2011
REVENUES
Processing fees		$ -	$ -	$ 98,425
Gaming Revenue		-	-	18,596
Sale of oil and gas interest		-	-	47,501
Interest income		-	-	2,927
TOTAL REVENUES		-	-	167,449
COST OF SALES
Poker royalties and processing fees		-	-	30,601
GROSS PROFIT (LOSS)		-	-	136,848

Advertising and marketing		-	-	93,895
Consulting fees		87,915	4,905	7,691,793
Depreciation and amortization		-	-	132,569
Exploration costs		-	-	241,754
Investor relations		6,666	2,916	738,001
Litigation settlement		-	-	52,169
Loss on settlement of debt		-	-	302,500
Management fees		-	-	378,447
Office and general		12,358	10,472	702,634
Poker Sponsorships		-	-	52,500
Professional fees		9,998	7,429	694,356
Travel and accommodation		1,968	4,445	284,547
Wages and salaries		2,743	500	263,793
Write-off of website development costs		-	-	425,682
Write-down (recovery) of URL costs		-	-	1,571,657
Write-down of technology license		-	-	2,055,938
Write-down of film production and distribution costs		-	-	90,762
Write-off of other assets		-	-	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES		121,648	30,667	16,048,540
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA		-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS		-	-	(313,301)
GAIN/LOSS ON SALE OF SECURITIES-RELATED PARTIES		-	-	216,509
(LOSS) ON IMPAIRMENT OF SECURITIES - RELLL	LATED PARTIES	-	(81,070)
DILUTION GAIN – LEGACY		-	-	334,087
PROPERTY OPTION LOSS		-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)		-	-	(1,838,055)
Loss before income taxes		(121,648)	(30,667)	(17,749,747)
Income Tax Provision		-	-	-
NET LOSS		(121,648)	(30,667)	(17,749,747)
NET LOSS - NONCONTROLLING INTEREST		-	-	479,978
NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD		(121,648)	(30,667)	$ (17,269,769)
BASIC AND DILUTED LOSS PER COMMON SHARE		$ (0.00)	$ (0.00)
BASIC AND DILUTED WEIGHTED AVERAGE		47,817,302	23,813,968

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 13,
	Three Months Three Months		1993 (inception) to
	Ended Ended		March 31,
	March 31, 2011	March 31, 2010	2011
OPERATING ACTIVITIES
Net loss	$ (121,648)	$ (30,667)	$ (17,749,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	95,331	7,581	5,347,864
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Write-off of other assets	-		9,657
Equity loss from Organa	-	-	1,394,280
Write-down of investment in Organa	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	-	-	81,070
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	849	26,921	316,912

CASH FLOWS USED IN OPERATING ACTIVITIES	(25,468)	3,835	(3,954,015)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other tangible and intangible assets	-	-	(14,846)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	-	(50,766)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	24,951	(2,935)	878,665
Net proceeds on sale of common stock	-	-	3,125,423

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,951	(2,935)	4,005,088

NET (DECREASE) INCREASE IN CASH	(517)	900	307
CASH, BEGINNING OF PERIOD	824	1,223	-

CASH , END OF PERIOD	$ 307	$ 2,123	$ 307

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming including the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants (refer to Note 5) and the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels.(refer to Note 4).

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,749,747 and at March 31, 2011 had a working capital deficiency of $83,444. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies”, as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2010 referenced in the 10-K.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2011, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation. The Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.

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

 None

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

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

During the three month period ended March 31, 2011, the Company sold Nil Organa shares and recorded an additional unrealized gain of $9,571 to March 31, 2011. As a result, the carrying value of the available for sale shares of Organa is $14,075 as at March 31, 2011.

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645 (net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $180,398 and recorded an other-than-temporary loss in the carrying value of its available-for-sale securities totaling $34,001.During the year ended December 31, 2010, the Company the Company received 1,451,360 restricted shares of Legacy valued to $72,568 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an other-than-temporary loss in the carrying value of its available-for-sale securities totaling $47,069. As a result, the carrying value of the available for sale shares of Legacy is $37,535 as at December 31, 2010.

During the three month period ended March 31, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (9,384) to March 31, 2011. As a result, the carrying value of the available for sale shares of Legacy is $28,151 as at March 31, 2011.

Available for sale securities – related parties include the following:

	March 31 ,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$ 28,151	$ 37,535
703,750 (2010- 703,750) shares of Organa Gardens International	14,075	4,504
	$ 42,226	$ 42,039

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

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

Investment in Terralene Fuels costs are made up as follows:

	March 31, 2011	December 31, 2010

Patents, trademarks, copyright	$ 75,000	$ 75,000
Formulas, reports, studies Schematics, proprietary info Website Terralene brandname	25,000 15,000 5,000 5,000	25,000 15,000 5,000 5,000
	$ 125,000	$ 125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at March 31, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost March 31, 2011	Net Cost December31, 2010

Acquired films and film rights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

NOTE 6 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of March 31, 2011 and December 31, 2010, the Company has incurred $Nil on this project.

In April, 2010 the Company has signed a Memorandum of Understanding with Tectane Technologies Corporation (Tectane), a Montreal-based Company in the Alternative Fuel industry for over 30 years. The MOU outlined the plans for Golden Spirit to acquire all world-wide patents and patents pending technologies relative to Tectane’s AQUAGAS, AQUAHOL Alternative Energy System and New Dual H2O Engine Oxygenerator. During the second quarter of 2010, the Company advanced Tectane $9,657 for expenses as per the MOU. After completing its due diligence, the Company and Tectane mutually agreed not to proceed with a formal agreement. The $9,657 expenses incurred were charged to operations during the year ended December 31, 2010.

NOTE 7 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)

On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the three months ended March 31, 2011, a total of $2,916 has been expensed (December 31, 2010 - $11,664).

b)

On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the three months ended March 31, 2011, a total of $1,749 has been expensed (December 31, 2010 - $6,996).

c)

On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the three months ended March 31, 2011, a total of $2,916 has been expensed (December 31, 2010 - $11,664).

d)

On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the three months ended March 31, 2011, a total of $3,750 has been expensed (December 31, 2010 - $9,375).

e)

On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the three months ended March 31, 2011, a total of $3,750 has been expensed (December 31, 2010 - $9,375).

As at March 31, 2011, the unamortized portion of the deferred compensation totaled $41,054 (December 31, 2010 - $56,135).

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

NOTE 8 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)         2011 Stock Transactions

On January 13, 2011, the Company issued 25,000 restricted common shares valued at $750 to a new director for his services and issued 250,000 restricted common shares valued at $7,500 to a consultant for his services in relation to the company’s Terralene Fuels project.

The Company issued a total of 5,850,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at $0.03 per share to satisfy debt to related parties in the amount of $103,500 and for consulting services in the amount of $72,000.

(2)         2011 Stock Options

On January 18, 2011, the Company filed a Registration Statement on Form S-8 to cover 12,000,000 shares of common stock to be granted pursuant to the Company’s 2011 Stock Incentive and Option Plan.

During the three months ended March 31, 2011, 3,450,000 incentive stock options were granted and immediately  exercised at $0.03 per share to satisfy debts  related parties in the amount of $103,500 and 2,400,000 incentive stock options were granted and immediately exercised at $0.03 per share to for consulting services in the amount of $72,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$ 0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-

Granted during 2011	5,850,000	0.03
Exercised during 2011	(5,850,000)	0.03
Balance, March 31, 2011	3,002,517	$ 0.20	2.67 years

(3)

2010 Stock Transactions:

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600. Accordingly, no compensation expense was recorded

(4)          2010 Stock Options

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

NOTE 8 – CAPITAL STOCK  (continued)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	515,000	-
Exercised during 2010	(515,000)	0.04
Balance, March 31, 2010	3,002,517	$ 0.20	2.67 years

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, companies controlled by significant shareholders earned $15,081 (2010 - $7,581) pursuant to deferred compensation services contracts (refer to Note 7).

During the three months ended March 31, 2011, the Company paid $2,743 (2010 -$500) to directors for management fees.

During the three months ended March 31, 2011, the Company incurred expenses for office rent of $7,645 (2010 - $6,337) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	March 31, 2011	December 31, 2010

Significant shareholders	$ 51,206	$ 129,755

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – INCOME TAXES

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $17,750,000 that may be available to reduce future years' taxable income and will expire between the years 2012 - 2031.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of non-cash investing and financing activities:

Cash paid during the three months ended March 31, 2011 and 2010 for:	2011	2010

Interest	$ -	$ -

Income taxes	$ -	$ -
Shares issued for debt settlement	$ 103,500	$ 20,600
Shares issued for deferred compensation	$ -	$ -

During the three months ended March 31, 2011, 3,450,000 incentive stock options were granted and immediately exercised at   $0.03 per share to satisfy debts  related parties in the amount of $103,500.

The Company paid no cash for interest and income taxes for the three months ended March 31, 2011 and 2010.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011, Company issued 3,050,000 common shares with a value of $91,500 for satisfaction of debt to related parties in the amount of $49,500 and for satisfaction of consulting services in the amount of $42,000.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet- related activities. Our symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd. and the trading symbol was “GSGL”. On June 30, 2006, the Company changed its name to Golden Spirit Enterprises Ltd. and the trading symbol is currently “GSPT.”

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

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issue a further 2,000,000 restricted common shares once certain documents outlined in the agreement are prepared and exchanged by both parties. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.Further details on the new Golden Spirit - Terralene project can be viewed on our website www.terralenefuels.com.

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

During the three month period ended March 31, 2011, the Company sold Nil Organa shares and recorded an additional unrealized gain of $9,571 to March 31, 2011. As a result, the carrying value of the available for sale shares of Organa is $14,075 as at March 31, 2011.

Legacy

The Company owns common shares of Legacy Wine & Spirits International Ltd. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy.  During 2007 the Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $590,993. During the year ended December 31, 2008, the Company acquired 23,200 shares valued at $19,532 sold 99,400 shares resulting in a realized gain of $28,645(net of commissions of $2,132) and recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $275,121, which was recorded as other comprehensive income. During the year ended December 31, 2009, the Company sold 301,600 shares resulting in a realized gain of $180,398 and recorded an other-than-temporary loss in the carrying value of its available-for-sale securities totaling $34,001.During the year ended December 31, 2010, the Company the Company received 1,451,360 restricted shares of Legacy valued to $72,568 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an other-than-temporary loss in the carrying value of its available-for-sale securities totaling $47,069. As a result, the carrying value of the available for sale shares of Legacy is $37,535 as at December 31, 2010.

During the three month period ended March 31, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $(9,384) to March 31, 2011. As a result, the carrying value of the available for sale shares of Legacy is $28,151 as at March 31, 2011.

Available for sale securities – related parties include the following:

	March 31 ,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$ 28,151	$ 37,535
703,750 (2010- 703,750) shares of Organa Gardens International	14,075	4,504
	$ 42,226	$ 42,039

FILM PRODUCTION & DEVELOPMENT SECTOR

Film Production and development costs at March 31, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost March 31, 2011	Net Cost December31, 2010

Acquired films and filmrights	$ 84,970	$ -	(84,969)	$ 1	$ 1
Films in progress	5,793	-	(5,793)	-	-

	$ 90,763	$ -	$ (90,762)	$ 1	$ 1

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

As of March 31, 2011, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended March 31, 2011 (2010- $Nil)

ALTERNATIVE FUELS SECTOR

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

Investment in Terralene Fuels costs are made up as follows:

	March 31, 2011	December 31, 2010

Patents, trademarks, copyright	$ 75,000	$ 75,000
Formulas, reports, studies Schematics, proprietary info Website Terralene brandname	25,000 15,000 5,000 5,000	25,000 15,000 5,000 5,000
	$ 125,000	$ 125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Liquidity and Capital Resources.

At March 31, 2011, we had total assets of $167,534, including current assets in cash of $307. We have film production & development costs of $1, available for sale securities of $42,226, and intangible assets of $125,000. As of December 31, 2010, we had total assets of $167,863. The decrease in assets is due to a decrease in cash.

At March 31, 2011, we had current liabilities of $83,751, which was represented by accounts payable and accrued liabilities of $32,545 and due to related parties in the amount of $51,206. As of December 31, 2010 we had total current liabilities of $161,450. The decrease in liabilities was due to a reduction in the amounts due to related parties. At March 31, 2011, we had a working capital deficiency of $83,444. (December 31, 2010 - $160,626).

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended March 31, 2011 was $121,648 (2010 - $30,667). This increase in loss was due to an increase in consulting fees and office and general expenses.

From inception to March 31, 2011, we have incurred cumulative net losses of $17,749,747 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $16,048,540, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,691,793, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011, we had cash in the amount of $307. We have not generated any significant revenues since inception and have incurred a net loss of $17,749,747 from our inception on September 13, 1999 to March 31, 2011. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. The newly acquired Terralene project has had all the research and development already completed and the Company will incur costs to get the product to market, which are not yet determinable. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

Item 4T Controls and Procedures.

Our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

The specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in the delinquent filing of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2011.

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

(1)         2011 Stock Transactions

On January 13, 2011, the Company issued 25,000 restricted common shares valued at $750 to a new director for his services and issued 250,000 restricted common shares valued at $7,500 to a consultant for his services in relation to the company’s Terralene Fuels project.

The Company issued a total of 5,850,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at $0.03 per share to satisfy debt to related parties in the amount of $103,500 and for consulting services in the amount of $72,000.

(2)         2011 Stock Options

On January 18, 2011, the Company filed a Registration Statement on Form S-8 to cover 12,000,000 shares of common stock to be granted pursuant to the Company’s 2011 Stock Incentive and Option Plan.

During the three months ended March 31, 2011, 3,450,000 incentive stock options were granted and immediately  exercised at $0.03 per share to satisfy debts  related parties in the amount of $103,500 and 2,400,000 incentive stock options were granted and immediately exercised at $0.03 per share to for consulting services in the amount of $72,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$ 0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-

Granted during 2011	5,850,000	0.03
Exercised during 2011	(5,850,000)	(0.03)
Balance, March 31, 2011	3,002,517	$ 0.20	2.67 years

(3)

2010 Stock Transactions:

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy debts related parties in the amount of

$ 20,600. Accordingly, no compensation expense was recorded

(4)         2010 Stock Options

During the three months ended March 31, 2010, 515,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy debts related parties in the amount of $ 20,600.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$ 0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	515,000	-
Exercised during 2010	(515,000)	0.04
Balance, March 31, 2010	3,002,517	$ 0.20	2.67 years

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: June 14, 2011	By: /s/ J. Cruz
Jaclyn Cruz
President and a Director.

Date: June 14, 2011	By: /s/ M. Kelly
Matt Kelly
Director, Secretary & Treasurer