Form 10-Q
period 2011-06-30
Golden Spirit Enterprises Ltd.
filed 2011-08-15
CIK 1076262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____to______

Commission File Number: 0001073262

Golden Spirit Enterprises Ltd.
 (Exact name of small business issuer as specified in it’s charter)

Delaware
(State or other jurisdiction of incorporation or organization)

 52-2132622
(I.R.S. Employer Identification No.)

35 South Ocean Avenue
Patchogue, New York, 11772
 (Address of principal executive offices)

888-488-6882
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 31, 2011 there were 57,198,691 shares outstanding of the issuer’s common stock.

Table Of Contents

INDEX		PAGE

Part I - Financial Information

Item 1.	Financial Statements	F-1

	Balance Sheet as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

	Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2011 and 2010, and the Period from September 13, 1993 (Inception) through June 30, 2011	F-2

	Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2011 and 2010, and the Period from September 13, 1993 (Inception) through June 30, 2011	F-3

	Notes to unaudited condensed financial statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

Part II – Other Information

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$198	$824

TOTAL CURRENT ASSETS	198	824

AVAILABLE FOR SALE SECURITIES – related parties	40,350	42,039
INTANGIBLE ASSETS	125,000	125,000
FILM PRODUCTION & DEVELOPMENT COSTS	1	1

TOTAL ASSETS	$165,549	$167,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,069	$31,695
Due to related parties	11,088	129,755

TOTAL CURRENT LIABILITIES	34,157	161,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
57,198,691 (2010 – 44,923,691) common shares	5,720	4,492
Additional paid-in capital	18,439,150	18,063,878
Deferred compensation	(28,881	(56,135
Deficit accumulated during the development stage	(18,287,152	(18,010,067
Accumulated other comprehensive income	2,555	4,245

TOTAL STOCKHOLDERS’ (DEFICIT)	131,392	6,413

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$165,549	$167,863

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Sept.13,1993 (inception) to
	2011	2010	2011	2010	June 30, 2011
REVENUES
Processing fees	$-	$-	$-	$-	$98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	132,314	55,533	220,229	60,438	7,824,107
Depreciation and amortization	-	-	-	-	132,569
Exploration costs	-	-	-	-	241,754
Investor relations	5,212	15,890	11,878	18,806	743,213
Litigation settlement	-	-	-	-	52,169
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	-	-	-	378,447
Office and general	11,732	14,251	24,070	24,723	714,366
Poker Sponsorships	-	-	-	-	52,500
Professional fees	3,226	9,837	13,244	17,266	697,582
Travel and accommodation	1,454	4,360	3,422	8,805	286,001
Wages and salaries	1,500	3,695	4,243	4,195	265,293
Write-off of website development costs	-	-	-	-	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-			90,762
Write-off of other assets		9,657		9,657	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1155,438	113,223	277,086	143,890	16,203,978
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	-	-	(313,301)
GAIN/LOSS ON SALE OF SECURITIES-RELATED PARTIES	-	-	-	-	216,509
(LOSS) ON IMPAIRMENT- SECURITIES-RELATED PARTIES	-	-	-	-	(81,070)
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)					(1,838,055)
Loss before income taxes	(155,438)	(113,223)	(277,086)	(143,890)	(18,042,033)
Income Tax Provision	-	-	-	-	-
NET LOSS	(155,438)	(113,223)	(277,086)	(143,890)	(17,905,185)
NET LOSS - NONCONTROLLING INTEREST	-	-	-	-	479,978
NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD	(155,438)	(113,223)	(277,086)	(143,890)	$(17,425,207)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	54,251,438	28,607,683	51,052,144	26,224,068

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	September 13, 1993 (inception) to June 30, 2011
OPERATING ACTIVITIES
Net loss	$(277,086)	$(143,890)	$(17,905,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	232,754	18,912	5,485,287
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	--	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Write-off of other assets	-	9,657	9,657
Equity loss from Organa	-	-	1,394,280
Write-down of investment in Organa	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	-	-	81,070
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	(8,626)	(4,082)	307,437

CASH FLOWS USED IN OPERATING ACTIVITIES	(52,958)	(119,403)	(3,981,505)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other tangible and intangible assets	-	(9,657)	(14,846)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	(9,657)	(50,766)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	52,332	128,339	933,046
Net proceeds on sale of common stock	-	-	3,125,423

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	52,332	128,339	4,032,469

NET (DECREASE) INCREASE IN CASH	(626)	(721)	198
CASH, BEGINNING OF PERIOD	824	1,223	-

CASH , END OF PERIOD	$198	$502	$198

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,905,185 and at June 30, 2011 had a working capital deficiency of $33,959. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Intangible Assets
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2011, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation. The Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.

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
JUNE 30, 2011
(unaudited)

NOTE 2- BASIS OF PRESENTATION (continued)

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

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES

During the six month period ended June 30, 2011, the Company sold Nil Organa shares and recorded an additional unrealized gain of $5,349 to June 30, 2011. As a result, the carrying value of the available for sale shares of Organa is $9,853 as at June 30, 2011.

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

During the six month period ended June 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (7,038) to June 30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $30,497 as at June 30, 2011.

Available for sale securities – related parties include the following:

	June 30 ,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$30,497	$37,535
703,750 (2010- 703,750) shares of Organa Gardens International	9,853	4,504
	$40,350	$42,039

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

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 4 – INTANGIBLE ASSETS PURCHASED FROM TERRALENE FUELS (con’t)

Investment in Terralene Fuels costs are made up as follows:
	June 30, 2011	December 31, 2010

Patents, trademarks, copyright	$75,000	$75,000
Formulas, reports, studies	25,000	25,000
Schematics, proprietary info	15,000	15,000
Website	5,000	5,000
Terralene brandname	5,000	5,000

	$125,000	$125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at June 30, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost June 30, 2011	Net Cost December31, 2010

Acquired films and film rights	$84,970	$-	(84,969)	$1	$1
Films in progress	5,793	-	(5,793)	-	-

	$90,763	$-	$(90,762)	$1	$1

NOTE 6 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of June 30, 2011 and December 31, 2010, the Company has incurred $Nil on this project.

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
JUNE 30, 2011
(unaudited)

NOTE 7 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)
On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the six months ended June 30, 2011, a total of $4,378 has been expensed (December 31, 2010 - $11,664).

b)
On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the six months ended June 30, 2011, a total of $3,498 has been expensed (December 31, 2010 - $6,996).

c)
On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the six months ended June 30, 2011, a total of $4,378 has been expensed (December 31, 2010 - $11,664).

d)
On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the three months ended June 30, 2011, a total of $7,500 has been expensed (December 31, 2010 - $9,375).

e)
On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the three months ended June 30, 2011, a total of $7,500 has been expensed (December 31, 2010 - $9,375).

As at June 30, 2011, the unamortized portion of the deferred compensation totaled $28,881 (December 31, 2010 - $56,135).

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

The Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.

(2)           2011 Stock Options

On January 18, 2011, the Company filed a Registration Statement on Form S-8 to cover 12,000,000 shares of common stock to be granted pursuant to the Company’s 2011 Stock Incentive and Option Plan.

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 8 – CAPITAL STOCK (con’t)

During the six months ended June 30, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, June 30, 2011	3,002,517	$0.20	2.67 years

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03
Granted during 2010	6,125,000	-
Exercised during 2010	(6,125,000)	0.02
Balance, June 30, 2010	3,002,517	$0.09	2.67 years

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, companies controlled by significant shareholders earned $27,254 (2010 - $18,912) pursuant to deferred compensation services contracts (refer to Note 7).

During the six months ended June 30, 2011, the Company paid $4,243 (2010 -$4,195) to directors for management fees.

During the six months ended June 30, 2011, the Company incurred expenses for office rent of $15,518 (2010 - $13,799) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	June 30, 2011	December 31, 2010

Significant shareholders	$11,088	$129,755

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – INCOME TAXES

As of June 30, 2011, the Company had net operating loss carryforwards of approximately $17,905,000 that may be available to reduce future years' taxable income and will expire between the years 2012 - 2032.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of non-cash investing and financing activities:

Cash paid during the six months ended June 30, 2011 and 2010 for:	2011	2010

Interest	$-	$-

Income taxes	$-	$-

Shares issued for debt settlement	$171,000	$132,800
Shares issued for deferred compensation	$-	$-

During the six month period ended June 30, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.
.
The Company paid no cash for interest and income taxes for the three months ended June 30, 2011 and 2010.

NOTE 13 – SUBSEQUENT EVENTS

During the third quarter, Golden Spirit’s Management reports that the Company will be changing its name to Terralene Fuels Corporation to better reflect the business direction of the Company. The name change will not involve a change in authorized or issued common shares.

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

During the six month period ended June 30, 2011, the Company sold Nil Organa shares and recorded an additional unrealized gain of $5,349 to June 30, 2011. As a result, the carrying value of the available for sale shares of Organa is $9,853 as at June 30, 2011.

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

During the six month period ended June 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (7,038) to June 30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $30,497 as at June 30, 2011.

Available for sale securities – related parties include the following:

	June 30 ,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$30,497	$37,535
703,750 (2010- 703,750) shares of Organa Gardens International	9,853	4,504
	$40,350	$42,039

FILM PRODUCTION & DEVELOPMENT SECTOR

Film Production and development costs at June 30, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost June 30, 2011	Net Cost December31, 2010

Acquired films and film rights	$84,970	$-	(84,969)	$1	$1
Films in progress	5,793	-	(5,793)	-	-

	$90,763	$-	$(90,762)	$1	$1

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

As of June 30, 2011, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the six month period ended June 30, 2011 (2010- $Nil)

ALTERNATIVE FUELS SECTOR

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

Investment in Terralene Fuels costs are made up as follows:

	June 30, 2011	December 31, 2010

Patents, trademarks, copyright	$75,000	$75,000
Formulas, reports, studies	25,000	25,000
Schematics, proprietary info	15,000	15,000
Website	5,000	5,000
Terralene brandname	5,000	5,000

	$125,000	$125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Liquidity and Capital Resources.

At June 30, 2011, we had total assets of $165,549, including current assets in cash of $198. We have film production & development costs of $1, available for sale securities of $40,350, and intangible assets of $125,000. As of December 31, 2010, we had total assets of $167,863. The decrease in assets is due to a decrease in cash and decrease in the value of available for sale securities – related parties.

At June 30, 2011, we had current liabilities of $34,157, which was represented by accounts payable and accrued liabilities of $23,069 and due to related parties in the amount of $11,088. As of December 31, 2010 we had total current liabilities of $161,450. The decrease in liabilities was due to a reduction in accounts payable and the amounts due to related parties. At June 30, 2011, we had a working capital deficiency of $33,959. (December 31, 2010 - $160,626).

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended June 30, 2011 was $155,438 (2010 - $113,223). This increase in loss was due to an increase in consulting fees.

From inception to June 30, 2011, we have incurred cumulative net losses of $17,905,185 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $16,203,978, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,824,107, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2011, we had cash in the amount of $198. We have not generated any significant revenues since inception and have incurred a net loss of $17,905,185 from our inception on September 13, 1999 to June 30, 2011. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. The newly acquired Terralene project has had all the research and development already completed and the Company will incur costs to get the product to market, which are not yet determinable. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

ITEM 4. Controls and Procedures.

Our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

The weakness identified by our management in the quarter ended March 31, 2001 was a lack of a timely review by corporate management. This weakness was corrected by management by conducting a timely review resulting in the timely filing of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.

(2)         2011 Stock Options

On January 18, 2011, the Company filed a Registration Statement on Form S-8 to cover 12,000,000 shares of common stock to be granted pursuant to the Company’s 2011 Stock Incentive and Option Plan.

During the six months ended June 30, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.
.
The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, June 30, 2011	3,002,517	$0.20	2.67 years

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03
Granted during 2010	6,125,000	-
Exercised during 2010	(6,125,000)	0.02
Balance, June 30, 2010	3,002,517	$0.09	2.67 years

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2	Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1	Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2	Section 302 Certification of Periodic Report of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN SPIRIT ENTERPRISES LTD.

Date: August 15, 2011	By:	/s/ J. Cruz
Jaclyn Cruz
President and Director.

Date: August 15, 2011	By:	/s/ S. Deutsch
Sharon Deutsch
Secretary & Treasurer and Director