Form 10-Q
period 2011-09-30
Golden Spirit Enterprises Ltd.
filed 2011-11-22
CIK 1076262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________

FORM 10-Q
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2011 there were 57,198,691 shares outstanding of the issuer’s common stock.

INDEX		PAGE

Part I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Balance Sheet as of September 30, 2011 (Unaudited) and December 31, 2010	F-1

	Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2011 and 2010, and the Period from September 13, 1993 (Inception) through September 30, 2011	F-2

	Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2011 and 2010, and the Period from September 13, 1993 (Inception) through September 30, 2011	F-3

	Notes To Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis or Plan of Operation	4-8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN SPIRIT ENTERPRISES LTD.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$48	$824

TOTAL CURRENT ASSETS	48	824

AVAILABLE FOR SALE SECURITIES – related parties	15,483	42,039
INTANGIBLE ASSETS	130,556	125,000
FILM PRODUCTION & DEVELOPMENT COSTS	1	1

TOTAL ASSETS	$146,088	$167,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,187	$31,695
Due to related parties	32,466	129,755

TOTAL CURRENT LIABILITIES	64,653	161,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
57,198,691 (2010 – 44,923,691) common shares	5,720	4,492
Additional paid-in capital	18,439,150	18,063,878
Deferred compensation	(19,632)	(56,135)
Deficit accumulated during the development stage	(18,321,492)	(18,010,067)
Accumulated other comprehensive income	(22,311)	4,245

TOTAL STOCKHOLDERS’ (DEFICIT)	81,435	6,413

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$146,088	$167,863

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Sept.13, 1993 (inception) to Sept. 30,
	2011	2010	2011	2010	2011
REVENUES
Processing fees	$-	$-	$-	$-	$98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES
Poker royalties and processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	5,502	92,559	225,731	152,997	7,829,609
Depreciation and amortization	-	-	-	-	132,569
Exploration costs	-	-	-	-	241,754
Investor relations	3,750	7,637	15,628	26,443	746,963
Litigation settlement	-	-	-	-	52,169
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	-	-	-	378,447
Office and general	12,728	12,710	36,798	37,433	727,074
Poker Sponsorships	-	-	-	-	52,500
Professional fees	8,626	9,321	21,870	26,587	706,228
Travel and accommodation	2,233	6,944	5,655	15,749	288,234
Wages and salaries	1,500	3,692	5,743	7,887	266,793
Write-off of website development costs	-	-	-	-	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-	-	-	90,762
Write-off of other assets	-	-	-	9,657	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	34,339	132,863	311,425	276,753	16,238,317
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	-	-	(313,301)
GAIN/LOSS ON SALE OF SECURITIES-RELATED PARTIES		- -	-	-	216,509
(LOSS) ON IMPAIRMENT- SECURITIES-RELATED PARTIES		- -	-	-	(81,070)
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	-	-	-	-	(1,838,055)
Loss before income taxes	(34,339)	(132,863)	(311,425)	(276,753)	(18,076,372)
Income Tax Provision	-	-	-	-	-
NET LOSS	(34,339)	(132,863)	(311,425)	(276,753)	(17,939,524)
NET LOSS - NONCONTROLLING INTEREST	-	-	-	-	479,978
NET LOSS TO GOLDEN SPIRIT ENTERPRISES LTD	(34,339)	(132,863)	(311,425)	(276,753)	$(17,459,546)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	57,198,691	33,836,589	53,123,508	28,789,460

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	September 13,
	Ended	Ended	1993 (inception) to
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011
OPERATING ACTIVITIES
Net loss	$(311,425)	$(276,753)	$(17,939,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	242,003	33,993	5,494,536
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	--	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Write-off of other assets	-	9,657	9,657
Equity loss from Organa	-	-	1,394,280
Write-down of investment in Organa	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	-	-	81,070
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	492	(4,108)	316,555

CASH FLOWS USED IN OPERATING ACTIVITIES	(68,930)	(237,211)	(3,997,477)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other tangible and intangible assets	(5,556)	(9,657)	(20,402)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(5,556)	(9,657)	(56,322)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	73,710	246,028	928,424
Net proceeds on sale of common stock	-	-	3,125,423

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	73,710	246,028	4,053,847

NET (DECREASE) INCREASE IN CASH	(776)	(840)	48
CASH, BEGINNING OF PERIOD	824	1,223	-

CASH , END OF PERIOD	$48	$383	$48

The accompanying notes are an integral part of these financial statements

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $17,939,524 and at September 30, 2011 had a working capital deficiency of $64,605. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Intangible Assets
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2011, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation. The Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.

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
SEPTEMBER 30, 2011
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

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES (continued)

During the nine month period ended September 30, 2011, the Company sold Nil Organa shares and recorded an additional unrealized gain of $422 to September 30, 2011. As a result, the carrying value of the available for sale shares of Organa is $4,926 as at September 30, 2011.

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

During the nine month period ended September 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (26,978) to September  30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $10,557 as at September 30, 2011.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$10,557	$37,535
703,750 (2010- 703,750) shares of Organa Gardens International	4,926	4,504
	$15,483	$42,039

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

During the nine month period ended September 30,2011, the Company incurred $5,556 in additional patent costs. (2010 - $Nil)

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 4 – INTANGIBLE ASSETS PURCHASED FROM TERRALENE FUELS (con’t)

Investment in Terralene Fuels costs are made up as follows:
	September 30, 2011	December 31, 2010

Patents, trademarks, copyright	$80,556	$75,000
Formulas, reports, studies	25,000	25,000
Schematics, proprietary info	15,000	15,000
Website	5,000	5,000
Terralene brandname	5,000	5,000

	$130,556	$125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – FILM PRODUCITON AND DEVELOPMENT COSTS

Film Production and development costs at September 30, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost September 30, 2011	Net Cost December31, 2010

Acquired films and film rights	$84,970	$-	(84,969)	$1	$1
Films in progress	5,793	-	(5,793)	-	-

	$90,763	$-	$(90,762)	$1	$1

NOTE 6 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of  September 30, 2011 and December 31, 2010, the Company has incurred $Nil on this project.

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
SEPTEMBER 30, 2011
(unaudited)

NOTE 7 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)
On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the nine months ended September 30, 2011, a total of $4,378 has been expensed (December 31, 2010 - $11,664).

b)
On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2011, a total of $5,247 has been expensed (December 31, 2010 - $6,996).

c)
On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a eighteen month term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2011, a total of $4,378 has been expensed (December 31, 2010 - $11,664).

d)
On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2011, a total of $11,250 has been expensed (December 31, 2010 - $9,375).

e)
On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the nine months ended September 30, 2011, a total of $11,250 has been expensed (December 31, 2010 - $9,375).

As at September 30, 2011, the unamortized portion of the deferred compensation totaled $19,632 (December 31, 2010 - $56,135).

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

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 8 – CAPITAL STOCK (con’t)

During the nine months ended September 30, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, September 30, 2011	3,002,517	$0.20	2.67 years

(3)   2010 Stock Transactions
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

(4)    2010 Stock Options
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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	11,325,000	-
Exercised during 2010	(11,325,000)	0.03
Balance, September 30, 2010	2,351,787	$0.09	2.67 years

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, companies controlled by significant shareholders earned $36,503 (2010 - $33,993) pursuant to deferred compensation services contracts (refer to Note 7).

During the nine months ended September 30, 2011, the Company paid $5,743 (2010 -$7,887) to directors for management fees.

During the nine months ended September 30, 2011, the Company incurred expenses for office rent of $23,187 (2010 - $20,487) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	September 30, 2011	December 31, 2010

Significant shareholders	$32,466	$129,755

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – INCOME TAXES

As of September 30, 2011, the Company had net operating loss carryforwards of approximately $17,940,000 that may be available to reduce future years' taxable income and will expire between the years 2012 - 2032.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

GOLDEN SPIRIT ENTERPRISES LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of non-cash investing and financing activities:

Cash paid during the nine months ended September 30, 2011 and 2010 for:	2011	2010

Interest	$-	$-

Income taxes	$-	$-

Shares issued for debt settlement	$171,000	$228,800

Shares issued for deferred compensation	$-	$60,000

During the nine month period ended September 30, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.
.
The Company paid no cash for interest and income taxes for the nine months ended September 30, 2011 and 2010.

NOTE 13 – SUBSEQUENT EVENTS

During the fourth quarter, Golden Spirit’s Management reports that the Company will be changing its name to Terralene Fuels Corporation to better reflect the business direction of the Company. The name change will not involve a change in authorized or issued common shares.

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
During the third quarter, the Company filed the necessary documentation to change its name to Terralene Fuels Corporation to better reflect the business direction of the Company. The name change will not involve a change in authorized or issued common shares.

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

During the nine month period ended September 30, 2011, the Company sold Nil Organa shares and recorded an additional unrealized gain of $422 to September 30, 2011. As a result, the carrying value of the available for sale shares of Organa is $4,926 as at September 30, 2011.

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

During the nine month period ended September 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (26,978) to September 30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $10,557 as at September 30, 2011.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$10,557	$37,535
703,750 (2010- 703,750) shares of Organa Gardens International	4,926	4,504
	$15,483	$42,039

FILM PRODUCTION & DEVELOPMENT SECTOR

Film Production and development costs at September30, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	2008 writedown of film rights and related costs	Net Cost September 30, 2011	Net Cost December31, 2010

Acquired films and film rights	$84,970	$-	(84,969)	$1	$1
Films in progress	5,793	-	(5,793)	-	-

	$90,763	$-	$(90,762)	$1	$1

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

As of September 30, 2011, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the nine month period ended September 30, 2011 (2010- $Nil)

ALTERNATIVE FUELS SECTOR

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

During the nine month period ended September 30, 2011, the Company incurred $5,556 in additional patent costs. (2010- $Nil)

Investment in Terralene Fuels costs are made up as follows:
	June 30, 2011	December 31, 2010

Patents, trademarks, copyright	$80,556	$75,000
Formulas, reports, studies	25,000	25,000
Schematics, proprietary info	15,000	15,000
Website	5,000	5,000
Terralene brandname	5,000	5,000

	$130,556	$125,000

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Liquidity and Capital Resources.

At September 30, 2011, we had total assets of $146,088, including current assets in cash of $48. We have film production & development costs of $1, available for sale securities of $15,483, and intangible assets of $130,556. As of December 31, 2010, we had total assets of $167,863. The decrease in assets is due to a decrease in cash and decrease in the value of available for sale securities – related parties.

At September 30, 2011, we had current liabilities of $64,653, which was represented by accounts payable and accrued liabilities of $32,187 and due to related parties in the amount of $32,466. As of December 31, 2010 we had total current liabilities of $161,450. The decrease in liabilities was due to a reduction the amounts due to related parties. At September 30, 2011, we had a working capital deficiency of $64,605. (December 31, 2010 - $160,626).

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended September 30, 2011 was $34,339 (2010 - $132,863). This decrease in loss was due to a decrease in consulting fees.

From inception to September 30, 2011, we have incurred cumulative net losses of $17,939,524 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $16,238,317, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,829,609, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, we had cash in the amount of $48. We have not generated any significant revenues since inception and have incurred a net loss of $17,939,524 from our inception on September 13, 1999 to September 30, 2011. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Golden Spirit Enterprises does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project, nor does it expect significant cost relating to the distribution of its films inventory. The newly acquired Terralene project has had all the research and development already completed and the Company will incur costs to get the product to market, which are not yet determinable. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

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

The weakness identified by our management in the quarter ended March 31, 2001 was a lack of a timely review by corporate management. This weakness was corrected by management by conducting a timely review resulting in the timely filing of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011 and September 30, 2011.

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

During the nine months ended September 30, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.
.
The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, September 30, 2011	3,002,517	$0.20	2.67 years

(3)   2010 Stock Transactions
During the nine months ended September 30, 2010, 515,000 incentive stock options were granted and immediately exercised at $0.04 per share to satisfy debts  related parties in the amount of $20,600 , 5,610,000 incentive stock options were granted and immediately rcised at $0.02 per share to satisfy debts related parties in the amount of $112,200 and 5,200,000 incentive stock options were granted and immediately exercised at $0.03 per share to satisfy debts related parties in the amount of  $156,000. Accordingly, no compensation expense was recorded.

During the nine months ended September 30, 2010, 1,500,000 restricted common shares were issued valued at $60,000 pursuant to deferred compensation contracts with related parties.

(4)    2010 Stock Options
On April 21, 2010, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be granted pursuant to the Company’s 2010 Stock Incentive and Option Plan.

During the nine months ended June 30,2010,515,000 incentive stock options were granted and immediately  exercised at $0.04 per share to satisfy debts  related parties in the amount of $ 20,600,5,610,000 incentive stock options were granted and immediately  exercised at $0.02 per share to satisfy debts to related parties in the amount of $ 112,200 and 5,200,000 incentive stock options were granted and immediately  exercised at $0.03 per share to satisfy debts related parties in the amount of  $156,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	2,351,787	$0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	0.03

Granted during 2010	11,325,000	-
Exercised during 2010	(11,325,000)	0.03
Balance, September 30, 2010	2,351,787	$0.09	2.67 years

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

GOLDEN SPIRIT ENTERPRISES LTD.

Date: November 21, 2011	By: /s/ J. Cruz
Jaclyn Cruz
President and Director.

Date: November 21, 2011	By: /s/ S. Deutsch
Sharon Deutsch
Secretary & Treasurer and Director