Form 10-K
period 2011-12-31
TERRALENE FUELS Corp
filed 2012-04-16
CIK 1076262

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________TO________

COMMISSION FILE NUMBER 0-14278

TERRALENE FUELS CORPORATION

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒  No

As of March 30, 2012, there were 72,198,691 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

Terralene Fuels Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2011

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

PART I

ITEM 1.  BUSINESS

GENERAL

Terralene Fuels Corporation, formerly Golden Spirit Enterprises Ltd., formerly Golden Spirit Gaming Ltd., formerly Golden Spirit Mining Ltd., formerly Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 177 Telegraph Road, Suite 541, Bellingham, Washington 98226.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet- related activities. Our symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd. and the trading symbol was “GSGL”. On June 30, 2006, the Company changed it’s name to Golden Spirit Enterprises Ltd. and the trading symbol is currently “GSPT”. On November 29, 2011, the Company changed its name to Terralene Fuels Corporation and the trading symbol remains as “GSPT.

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

OUR BUSINESS

Our initial focus was on the development of oil and natural gas properties. In this regard, we purchased interests in two properties; one in the United States and one in Canada. In or around December 1999, we decided to review the focus of our business, primarily the direction we would take with our various oil and gas projects. We decided that maintaining interests in oil and gas producing properties should no longer be our focus. Due to the growth of the Internet, we decided to pursue Internet-related activities. We determined that Internet-related activities would provide a positive revenue stream sooner than oil and gas producing activities. Due to the lack of success with our internet activities we decided to abandon this business and commencing in 2003 instead pursue opportunities in mineral exploration and development

We had limited success with both our internet activities and our mineral exploration and development activities. In mid 2005, management of the Company decided to focus on online gaming and in June 2006. On June 30, 2006, the Company changed its name and focus from gaming to reflect the Company’s plan to expand its operations to include the marketing of other products and venues. The Company was involved in the development, production, financing and packaging of innovative film and television programming. During 2011, we opted out of this business totally. On September 30, 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006. The new proposed legislation prohibits banks, credit card companies, money transmitting businesses, and other third-party payment providers from knowingly processing online gaming transactions. Due to this ruling and the negative impact it would have on the Golden Spirit poker website, management decided to discontinue its online gaming operations in 2006.

The Company has engaged in the development, production, financing and packaging of innovative film and television programming. It continues to look for financing for its films in progress and distribution channels for its acquired films. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants. The Agreement calls for a joint venture utilizing EnEco's expertise and technology to develop a municipal solid waste (garbage) recycling and biomass derived renewable energy facility. Golden Spirit and EnEco will build and operate a series of solid waste recycling and biomass derived renewable energy facility with greenhouse and algae subsystems that will utilize our Thermal Oxidation Process System (TOPS) technology to generate electricity for sale to the local power grid. Further details on the new Terralene Fuels - Eneco project can be viewed on our website www.goldenspirit.ws.

In 2010, the Company signed an agreement with Global Terralene Inc .for the acquisition of all assets pertaining to Terralene Fuels. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. Further details on the new Terralene Fuels project can be viewed on our website www.terralenefuels.com.

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

During the year ended December 31, 2011, the Company sold Nil Organa shares and recorded an additional unrealized loss of $ (3,097). As a result, the carrying value of the available for sale shares of Organa is $1,407 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $1,689 write-down of its investment in Organa due to an other-than-temporary decline in the value of the shares.

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

During the year ended December 31, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (33,781). As a result, the carrying value of the available for sale shares of Legacy is $3,754 as at December 30, 2011. Effective December 31, 2011, the Company recorded a $32,843 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

Available for sale securities – related parties include the following:

	December 31 ,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$3,754	$37,535
703,750 (2010- 703,750) shares of Organa Gardens International	1,407	4,504
	$5,161	$42,039

FILM PRODUCTION & DEVELOPMENT SECTOR

Film Production and development costs at December 31, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	Writedown of film rights and related costs	Net Cost December 31, 2011	Net Cost December31, 2010

Acquired films and film rights	$84,970	$-	(84,970)	$-	$1
Films in progress	5,793	-	(5,793)	-	-

	$90,763	$-	$(90,763)	$-	$1

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

As of December 31, 2011, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the year ended December 31, 2011. (2010 - $Nil)

ALTERNATIVE FUELS SECTOR

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issue a further 2,000,000 restricted common shares valued at $50,000 once certain documents outlined in the agreement are prepared and exchanged by both parties (issued February 2012). Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. During the year ended December 31, 2011, the Company capitalized $6,212 in patent work.

Total Investments in Terralene Fuels costs at December 31, 2011 and 2010 total $131,212 and $125,000 respectively, and include the following assets:

Patents, trademarks, copyright
Formulas, reports, studies Schematics, proprietary info Website Terralene brandname

The purchase was completd in 2012 and no preliminary allocation has been completed.

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2011

Percent
Ownership	Entity	Nature of Ownership

9.70%	Legacy Wine & Spirits International Ltd.	3,934,357 Shares of Common Stock *

1.70%	Organa Gardens International Inc.	703,750 Shares of Common Stock **
_______
*     1,451,360 of these shares are restricted common shares
**  700,300 of these shares are restricted common shares.

Employees.

We currently have 2 full-time employee/consultants. None of our employees are subject to any collective bargaining agreements.

Change in Directors

On February 1, 2012, the Registrant accepted the resignation of Sharon Deutsch as Secretary, Treasurer, Director and Chief Financial Officer of the Registrant. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

On February 1, 2012 Matt Kelly, an American businessman, based in New York U.S.A., joined the Board of Directors and was appointed Secretary, Treasurer and Chief Financial Officer of the Registrant.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Property Held by Us.  As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2011	December 31, 2010

Cash	US $ 61	US $824

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.

We do not own any real property.  As of August 1, 2010, Terralene Fuels Corporation has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Terralene Fuels Corporation principal corporate offices are located at 35 South Ocean Avenue Patchogue, NY, 11772 Fax – 1 888 265 0498 Phone – 1 888 488 6882

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2011 there were approximately 2,000 holders of the outstanding shares of the Golden Spirit Enterprises Ltd.'s $0.0001 par value common stock.  Golden Spirit Enterprises Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9.  On October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol changed from TWOU to "GSPM". On October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol changed from GSPM to "GSML".

Effective at the opening on July 18, 2005 the Company’s symbol changed from GSML to “GSGL” and the CUSIP Number became 38119U 10 1.

Effective at the opening on June 30, 2006, the Company’s symbol changed from GSGL to “GSPT” and the CUSIP Number is now 38119N 10 7.

Effective at the opening on November 29, 2011, the Company’s symbol remained as “GSPT” and the CUSIP Number is now 88104B 10 5.

According to quotes provided by quotemedia.com, the Terralene Fuel Corporation’s common stock closed at:

Quarter	High	Low
2009 First Quarter	$0.10	$0.02
2009 Second Quarter	$0.09	$0.02
2009 Third Quarter	$0.09	$0.02
2009 Fourth Quarter	$0.09	$0.02
2010 First Quarter	$0.04	$0.02
2010 Second Quarter	$0.09	$0.02
2010 Third Quarter	$0.07	$0.03
2010 Fourth Quarter	$0.05	$0.03
2011 First Quarter	$0.00	$0.00
2011 Second Quarter	$0.06	$0.03
2011 Third Quarter	$0.07	$0.01
2011 Fourth Quarter	$0.01	$0.00

The Company traded as 2UOnline.com from January 1, 2003 to October 8, 2003, as Golden Spirit Minerals Ltd. from October 9, 2003 to October 18, 2004, as Golden Spirit Mining Ltd. from October 19, 2004 to July 17, 2005 and Golden Spirit Gaming Ltd. from July 18, 2005 to June 29, 2006 and Golden Spirit Enterprises Ltd. from June 30, 2006 to November 29, 2011 and Terralene Fuels Corporation thereafter to date. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Common Stock:

The Company is authorized to issue 500,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock.  Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock.  All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable. As of December 31, 2011, 72,198,691 shares of Terralene Fuels Corporation’s common stock were issued and outstanding.

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

During the year ended December 31, 2011, 15,000,000 restricted common shares were issued valued at $30,000 pursuant to deferred compensation contracts with related parties.

(2)            2010 Stock Transactions

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

(3)            2011 Stock Options

On January 18, 2011, the Company filed a Registration Statement on Form S-8 to cover 12,000,000 shares of common stock to be granted pursuant to the Company’s 2011 Stock Incentive and Option Plan.

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

During the year ended December 31, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	$0.03	2.67 years

Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	0.03
Balance, December 31, 2010	3,002,517	$0.09	2.67 years

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2011	2010	2009	2008	2007

Revenu1	$ Nil	$ Nil	$ Nil	$ Nil	$43l
Operating Loss	(359,281)	(352,321)	(181,787)	(274,195)	(454,400)
Net Loss	(393,813)	(399,390)	(36,170)	(245,550)	(422,958)
BaBasic and diluted net loss per share	0.01	0.01	0.01	0.01	0.03
CaCash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, & short term investments	61	824	1,223	1,556	6,282
Total assets	136,434	167,863	137,827	1,015,455	740,556
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	35,389	6,413	(123,592)	690,820	391,502

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

Liquidity and Capital Resources.
For the year ended December 31, 2011, we had total assets of $136,434, compared to total assets in 2010 of $167,683. This includes a cash balance of $61, compared to $824 in 2010. We have available for sale securities with a fair value of $5,161as at December 31, 2011 and intangible assets of $131,212.

At December 31, 2011, we had current liabilities of $101,045, which was represented by accounts payable and accrued liabilities of $38,439 and $62,606 due to related parties. At December 31, 2010 we had current liabilities of $161,450. The decrease in liabilities was essentially due to a decrease in amounts payable to related parties. At December 31, 2011, we had a working capital deficiency of $(100,984) (2010 - $(160,626)).

Results of Operations
We realized revenue in 2011 of $Nil (2010- $ Nil) and other income of $Nil (2010 - $Nil). In prior years, our revenues from prior businesses totaled $167,449.  During the year ended December 31, 2011 our loss was $393,813 (2010 - $399,390). This decrease in loss was due to an increase in consulting fees offset by a decrease in the loss on impairment of securities – related parties, decrease in professional fees and decrease in investor relations fees.

From inception to December 31, 2011, we have incurred cumulative net losses of $18,021,912 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,707,581, a  $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities (b) Legacy Wine & Spirits International Ltd. above) , a gain on the sale of securities – related parties of ($216,509) , a loss on impairment of securities-related parties of $115,602 and  general and administrative expenses of $16,286,173, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,836,741.

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
We do anticipate certain expenditures within the next 12 months for our Investment in Terralene Fuels.   We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Terralene Fuels Corporation

We have audited the accompanying consolidated balance sheets of Terralene Fuels Corporation, (formerly Golden Spirit Enterprises Ltd.) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2011 and for the cumulative period from September 13, 1998 (inception) through December 31, 2011. Terralene Fuels Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terralene Fuels Corporation as of December 31, 2011 and 2010, and the results of its activities and cash flows for each of the years in the two year period ended December 31, 2011 and for the cumulative period from September 13, 1993 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

__________________________
/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 16, 2012

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash	$61	$824

TOTAL CURRENT ASSETS	61	824

AVAILABLE FOR SALE SECURITIES – related parties	5,161	42,039
INVESTMENTS IN INTANGIBLE ASSETS	131,212	125,000
FILM PRODUCTION & DEVELOPMENT COSTS	-	1

TOTAL ASSETS	$136,434	$167,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES
Accounts payable and accrued liabilities	$38,439	$31,695
Due to related parties	62,606	129,755

TOTAL CURRENT LIABILITIES	101,045	161,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
72,198,691 (2010 – 44,923,691) common shares	7,220	4,492
Additional paid-in capital	18,467,650	18,063,878
Deferred compensation	(37,500)	(56,135)
Deficit accumulated during the development stage	(18,403,880)	(18,010,067)
Accumulated other comprehensive income (loss)	1,899	4,245

TOTAL STOCKHOLDERS’ EQUITY	35,389	6,413

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$136,434	$167,863

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			September 13,
	Year Ended	Year Ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011
REVENUES
Processing fees	$-	$-	$98,425
Gaming Revenue	-	-	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	-	167,449
COST OF SALES – Poker royalties and processing fees	-	-	30,601
GROSS PROFIT (LOSS)	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	93,895
Consulting fees	232,863	183,912	7,836,741
Depreciation and amortization	-	-	132,569
Exploration costs	-	-	241,754
Investor relations	26,128	34,724	757,463
Litigation settlement	-	-	52,169
Loss on settlement of debt	-	-	302,500
Management fees	-	-	378,447
Office and general	51,468	51,143	741,744
Poker Sponsorships	-	-	52,500
Professional fees	35,060	43,051	719,418
Travel and accommodation	6,518	18,217	289,097
Wages and salaries	7,243	11,617	268,293
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	1	-	90,763
Write-off of other assets	-	9,657	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	359,281	352,321	16,286,173
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA GARDENS INTERNATIONAL	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	-	-	216,509
(LOSS) ON IMPAIRMENT OF SECURITIES-RELATED PARTIES	(34,532)	(47,069)	(115,602)
DILUTION GAIN – LEGACY WINE&SPIRITS INTERNATIONAL	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	(34,532)	(47,069)	(1,872,587)
Loss before income taxes	(393,813)	(399,390)	(18,021,912)
Income Tax Provision	-	-	-
NET LOSS	$(393,813)	$(399,390)	$(18,021,912)
NET LOSS ATTRIBUTED TO NONCONTROLLING INTEREST	-	-	479,978
NET LOSS TO TERRALENE FUELS CORPORATION	$(393,813)	$(399,390)	$(17,541,934)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	57,486,554	31,352,220

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2011

						Deficit
						Accumulated	Accumulated
	Common Stock			Additional	Deferred	During the	Other
	Number of Shares	Amount		Paid-in Capital	Compensation (Note 6)	Development Stage	Comprehensive Loss	Total
		$		$	$	$	$	$
Balance, September 13, 1993 (date of inception)	0		0	0	0	0	0		0
September 30, 2003 – common stock issued for cash at $0.01 per share	100,000		10	990	0	0	0		1,000
Net loss for the period ended December 31, 1993	0		0	0	0	(1,000)	0		(1,000)

Balance, December 31, 1993	100,000		10	990	0	(1,000)	0		0
Net loss for the years ended December 31, 1994 through 1997	0		0	0	0	0	0		0
Net loss for the year ended December 31, 1998	0		0	0	0	(10,797)	0		(10,797)

Balance, December 31, 1998	100,000		10	990	0	(11,797)	0		(10,797)
January 6, 1999 – common stock issued for Rising Phoenix
finders’ fee at $18.00 per share	13,333		1	239,999	0	0	0		240,000
January 6, 1999 – common stock issued for cash and
management remuneration at $18.00 per share	10,000		1	179,999	0	0	0		180,000
January 28, 1999 – commons stock issued for services at $21.60 per share	10,000		1	215,999	0	0	0		216,000
February 26, 1999 – common stock issued for services at $21.60 per share	8,333		1	179,999	0	0	0		180,000
April 14, 1999 – common stock issued for cash (net of finance fee
of $99,500) at $4.80 to $15.00 per share	118,792		12	900,488	0	0	0		900,500
Less: fair value of warrants issued on financing	0		0	(764,095)	0	0	0		(764,095)
April 14, 1999 – warrants issued on financing	0		0	764,095	0	0	0		764,095
April 23, 1999 – stock based compensation	0		0	210,706	0	0	0		210,706
April 28, 1999 – common stock issued for technology licence
finder’s fee at $18.00 per share	6,667		1	119,999	0	0	0		120,000
June 15, 1999 – common stock issued for technology license at
$18.00 per share	50,000		5	899,995	0	0	0		900,000
June 15, 1999 – common stock issued for services at $15.00 per share share	333		0	5,000	0	0	0		5,000
June 30, 1999 – common stock issued for services at $15.60 per share hare	4,167		0	65,000	0	0	0		65,000
July 15, 1999 – warrants issued for URL purchase	0		0	328,858	0	0	0		328,858
July 20, 1999 – common stock issued for cash on exercise of
warrants at $18.0 per share	13,333		1	239,999	0	0	0		240,000
September 1, 1999 – warrants issued for URL purchase	0		0	220,146	0	0	0		220,146
September 1, 1999 – common stock issued for cash on exercise
of warrants at $18.00 per share	1,667		0	30,000	0		0		30,000
October 14, 1999 – common stock issued for cash on exercise of	667		0	10,000	0	0	0		10,000
warrants at $15.00 per share
October 22, 1999 – stock0based compensation	0		0	42,963	0	0	0		42,963
November 3, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667		0	25,000	0	0	0		25,000
November 9, 1999 – common stock issued for technology
license at $ per share	50,000		5	899,995	0	0	0		900,000
November 15, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	3,333		0	50,000	0	0	0		50,000
November 19, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	10,833		1	194,999	0	0	0		195,000
November 24, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	13,333		1	239,999	0	0	0		240,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	8,333		1	149,999	0	0	0		150,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	4,167		0	75,000	0	0	0		75,000
November 29, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	667		0	10,000	0	0	0		10,000
December 6, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833		0	12,500	0	0	0		12,500
December 9, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833		0	12,500	0	0	0		12,500
Dividends paid	0		0	0	0	(219,978)	0		(219,978)
Rounding adjustment	0		2	(2)	0	0	0		0
Net loss	0		0	0	0	(4,201,051)	0		(4,201,051)

Balance, December 31, 1999	431,291	43	5,560,130	0	(4,432,826)	0	1,127,347
January 24, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
January 26, 2000 – common stock issued for cash on exercise	1,333	0	20,000	0	0	0	20,000
of warrants at $15.00 per share
January 31, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 8, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 9, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 11, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.00 per share
February 18, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.0 per share
February 24, 2000 – common stock issued for deferred compensation at $51.00 per share	11,667	1	594,999	(595,000)	0	0	0
February 24, 2000 – common stock issued for interest in oil and gas property	63,333	6	1,519,994	0	0	0	1,520,000
February 24, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
February 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
March 2, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 8, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 17, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 24, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	1,667	0	25,000	0	0	0	25,000
March 31, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	833	0	12,500	0	0	0	12,500
April 12, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
April 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
August 10 2000 – common stock issued for services at $0.30
per share	833	0	15,000	0	0	0	15,000
October 5, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
Deferred compensation expense recorded in the year	0	0	0	190,894	0		190,894
Rounding adjustment	0	3	(3)	0	0	0	0
Net loss	0	0	0	0	(1,350,249)	0	(1,350,249)

Balance, December 31, 2000	526,621	53	7,982,620	(404,106)	(5,783,075)	0	1,795,492
Deferred compensation expense recorded in the year	0	0	0	208,246	0	0	208,246
Net loss	0	0	0	0	(1,495,844)	0	(1,495,844)

Balance, December 31, 2001	526,621	53	7,982,620	(195,860)	(7,278,919)	0	507,894
November 6, 2002 – common stock issued for services at $1.20 per share	149,167	15	178,985	0	0	0	179,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	6,832	6,832
Deferred compensation expense recorded in the year	0	0	0	71,896	0	0	71,896
Net loss	0	0	0	0	(1,025,820)	0	(1,025,820)

Balance, December 31, 2002	675,788	68	8,161,605	(123,964)	(8,304,739)	6,832	(260,198)
January 10, 2003 – common stock issued for deferred compensation at $.60	325,000	33	194,967	(195,000)	0	0	0
January 10, 2003 – common stock issued for services at $0.60	16,667	2	9,998				10,000
January 14, 2003 – common stock issued to acquire “Miss Beverly Hills”	1,666,667	167	199,833	0	0	0	200,000
January 21, 2003 – common stock issued for services at $0.36	833,333	83	299,917	0	0	0	300,000
February 4, 2003 – return and cancellation of common stock	(1,666,667)	(167)	(199,833)	0	0	0	(200,000)
February 4, 2003 – return and cancellation of common stock	(416,667)	(42)	(149,958)	0	0	0	(150,000)
February 12, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
February 19, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
April 14, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 2, 2003 – common stock issued for exercise of stock options at $0.36	163,333	16	58,784	0	0	0	58,800
May 6, 2003 – common stock issued for exercise of stock options at $0.36	41,667	4	14,996	0	0	0	15,000
May 16, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 27, 2003 – return and cancellation of common stock	(41,667)	(4)	(14,996)	0	0	0	(15,000)
May 30, 2003 – common stock issued for exercise of stock options at $0.36	66,667	7	23,993	0	0	0	24,000
June 11, 2003 – common stock issued for exercise of stock options at $0.42	145,833	15	61,235	0	0	0	61,250
June 23, 2003 – common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
June 26, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
July 16, 2003 - common stock issued for exercise of stock options at $0.42	37,500	4	15,746	0	0	0	15,750
July 17, 2003 - common stock issued for exercise of stock options at $0.42	25,000	3	10,497	0	0	0	10,500
July 28, 2003 - common stock issued for exercise of stock options at $0.42	12,500	1	5,249	0	0	0	5,250
August 1, 2003 - common stock issued for exercise of stock options at $0.42	50,000	5	20,995	0	0	0	21,000
August 8, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
August 11, 2003 - common stock issued for exercise of stock options at $0.42	45,833	5	19,245	0	0	0	19,250
August 14, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
August 14, 2003 - common stock issued for exercise of stock options at $0.48	91,667	9	43,991	0	0	0	44,000
August 29, 2003 - common stock issued for exercise of stock options at $0.48	25,000	3	11,997	0	0	0	12,000
August 29, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
October 13, 2003 – common stock issued for debt settlement at $0.54	338,426	34	182,716	0	0	0	182,750
October 13, 2003 – common stock issued for exercise of stock options at $0.04	66,667	7	47,993	0	0	0	48,000
October 22 , 2003 – common stock issued for exercise of stock options at $0.72	46,111	5	33,195	0	0	0	33,200
October 22, 2003 – common stock issued for interest in mining property at $0.48	25,000	3	26,997	0	0	0	27,000
October 24 , 2003 – common stock issued for exercise of stock options at $0.72	30,904	3	22,248	0	0	0	22,251
November 26, 2003 – common stock issued for exercise of stock options at $0.72	55,556	6	39,994	0	0	0	40,000
December 2, 2003 – common stock issued for exercise of stock options at $0.72	78,540	8	56,541	0	0	0	56,549
December 16, 2003 – return and cancellation of common stock	(5,556)	(1)	(2,332)	0	0	0	(2,333)
Stock-based compensation	0	0	364,300	0	0	0	364,300
Unrealized loss on available-for-sale securities	0	0	0	0	0	(6,947)	(6,947)
Deferred compensation expense	0	0	0	130,332	0	0	130,332
Rounding adjustment	0	(5)	5	0	0	0	0
Net loss	0	0	0	0	(1,279,867)	0	(1,279,867)

Balance, December 31, 2003	2,899,769	290	9,623,900	(188,632)	(9,584,606)	(115)	(149,163)
January 10, 2004 - common stock issued for deferred compensation at $0.90	111,111	11	99,989	(100,000)	0	0	0
January 14, 2004 – common stock issued for debt at $0.72	452,778	45	325,955	0	0	0	326,000
March 26, 2004 – common stock issued for services at $0.36	22,222	2	7,998	0	0	0	8,000
May 21, 2004 – common stock issued for exercise of stock options at $0.18	144,444	14	25,986	0	0	0	26,000
June 8, 2004 – common stock issued for exercise of stock options at $0.18	83,333	8	14,992	0	0	0	15,000
June 9, 2004 – common stock issued for exercise of stock options at $0.18	55,556	6	9,994	0	0	0	10,000
June 17, 2004 - common stock issued for debt at $0.18	344,444	34	61,966	0	0	0	62,000
June 29, 2004 – common stock issued for exercise of stock options at $0.18	50,000	5	8,995	0	0	0	9,000
July 6, 2004 – return and cancellation of common stock	(72,222)	(7)	(12,993)	0	0	0	(13,000)
July 6, 2004 – common stock issued for exercise of stock options at $0.18	88,889	9	15,991	0	0	0	16,000
September 27, 2004–common stock issued for exercise of stock options at $2.16	166,667	17	359,983	0	0	0	360,000
September 28, 2004–common stock issued for exercise of stock options at $2.16	111,111	11	239,989	0	0	0	240,000
October 1, 2004 – common stock issued for services at $1.80	7,222	1	12,999	(13,000)	0	0	0
October 1, 2004 – common stock issued for services at $1.80	97,222	10	174,990	(175,000)	0	0	0
October 18, 2004 – common stock issued for stock dividend (Note 6)	445,811	45	641,923	0	(641,968)	0	0
October 25, 2004 – common stock issued for property at $1.08	5,556	1	5,999	0	0	0	6,000
November 29, 2004 - common stock issued for property rights at $1.26	55,556	6	69,994	0	0	0	70,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 15, 2004 – common stock issued for property rights	55,556	6	59,994	0	0	0	60,000
Share reconciliation after dividend issue	(20)	0	0	0	0	0	0
Stock based compensation	0	0	552,100	0	0	0	552,100
Unrealized loss on available-for-sale securities	0	0	0	0	0	(1,112)	(1,112)
Deferred compensation expense	0	0	0	203,917	0	0	203,917
Rounding adjustment	0	(2)	1	0	0	0	(1)
Net loss	0	0	0	0	(1,883,337)	0	(1,883,337)

Balance, December 31, 2004	5,136,117	514	12,314,743	(272,715)	(12,109,911)	(1,227)	(68,596)
February 15, 2005 - common stock issued for stock options at $0.54	143,056	14	77,236	0	0	0	77,250
February 25, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 7, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 8, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
May 17, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
June 28, 2005 - common stock issued for consulting at $0.36	166,667	17	59,983	(60,000)	0	0	0
July 5, 2005 - common stock issued for stock options at $0.36	186,111	19	66,981	0	0	0	67,000
July 22, 2005 - common stock issued for stock options at $0.36	55,556	6	19,994	0	0	0	20,000
July 26, 2005 - common stock issued for stock options at $0.36	138,889	14	49,986	0	0	0	50,000
August 10, 2005 - common stock issued for stock options at $0.36	109,722	11	39,489	0	0	0	39,500
July 13, 2005 - common stock issued for private placement at $0.36	152,778	15	54,985	0	0	0	55,000
July 12, 2005 - common stock issued for consulting services at $0.36	5,555,556	556	1,999,444	(2,000,000)	0	0	0
Stock0based compensation	0	0	743,500	0	0	0	743,500
Unrealized gain on available-for-sale securities	0	0	0	0	0	1,112	1,112
Deferred compensation expense	0	0	0	520,208	0	0	520,208
Rounding adjustment	0	(1)	1	0	0	0	0
Net loss	0	0	0	0	(1,842,055)	0	(1,842,055)

Balance, December 31, 2005	11,866,674	1,187	15,546,320	(1,812,507)	(13,951,966)	(115)	(217,081)
January 18, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
January 27, 2006 - common stock issued for stock options at $0.36	56,944	6	20,494	0	0	0	20,500
January 31, 2006 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
February 2, 2006 - common stock issued for stock options at $0.54	131,094	13	70,777	0	0	0	70,790
February 6, 2006 - common stock issued for stock options at $0.36	127,778	13	45,987	0	0	0	46,000
February 9, 2006 - common stock issued for stock options at $0.54	88,889	9	47,991	0	0	0	48,000
February 27, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
March 30, 2006 - common stock issued for consulting services at $0.54	16,667	2	8,998	0	0	0	9,000
April 1, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
April 24, 2006 - common stock issued for stock options at $0.36	61,111	6	21,994	0	0	0	22,000
May 8, 2006 - common stock issued for stock options at $0.36	111,111	11	39,989	0	0	0	40,000
June 2, 2006 - common stock issued for consulting services at $0.18	972,222	97	192,403	(192,500)	0	0	0
June 22, 2006 – common stock issued for stock options at $0.18	41,667	4	7,496	0	0	0	7,500
September 19, 2006 – common stock issued for stock options at $0.09	60,000	6	5,394	0	0	0	5,400
December 13, 2006 – common stock issued for stock options at $0.09	200,000	20	17,980	0	0	0	18,000
December 14, 2006 – common stock issued for consulting services at $0.19	100,000	10	18,990	0	0	0	19,000
Stock based compensation	0	0	66,600	0	0	0	66,600
Unrealized gain on available-for-sale securities	0	0	0	0	0	(569)	(569)
Deferred compensation expense	0	0	0	1,854,517	0	0	1,854,517
Rounding adjustment	21	(2)	2	0	0	0	0
Net loss	0	0	0	0	(2,954,033)	0	(2,954,033)

Balance, December 31, 2006	15,528,624	1,553	16,726,244	(150,490)	(16,905,999)	(684)	(329,376)
February 1, 2007 – common stock issued for stock options at $0.09	170,000	17	15,283	0	0	0	15,300
April 3, 2007 – common stock issued for stock options at $0.09	305,000	30	27,420	0	0	0	27,450
April 13, 2007 – common stock issued for stock options at $0.09	265,000	27	23,823	0	0	0	23,850
April 30, 2007 – common stock issued for stock options at $0.09	250,000	25	22,475	0	0	0	22,500
April 30, 2007 – common stock issued for consulting services at $0.30	7,500	1	2,249	0	0	0	2,250
June 1, 2007 - common stock issued for private placement at $0.25	200,000	20	49,980	0	0	0	50,000
June 11, 2007 - return and cancellation of common stock	(30,000)	(3)	(2,697)	0	0	0	(2,700)
June 21, 2007 - common stock issued for stock options at $0.09	140,000	14	12,586	0	0	0	12,600
June 26, 2007 – common stock issued for stock options at $0.10	200,000	20	19,980	0	0	0	20,000
July 13, 2007 - common stock issued for stock options at $0.10	50,000	5	4,995	0	0	0	5,000
July 30, 2007 - return and cancellation of common stock	(50,000)	(5)	(4,995)	0	0	0	(5,000)
August 15, 2007 - common stock issued for deferred compensation at $0.18	200,000	20	35,980	(36,000)	0	0	0
October 26, 2007 - commons stock issued for stock options at $0.09	30,000	3	2,697	0	0	0	2,700
October 26, 2007 - commons stock issued for stock options at $0.10	500,000	50	49,950	0	0	0	50,000
November 1, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 2, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 7, 2007 - common stock issued for stock options at $0.10	400,000	40	39,960	0	0	0	40,000
November 7, 2007 - return and cancellation of common stock	(100,000)	(10)	(9,990)	0	0	0	(10,000)
November 20, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 21, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 21, 2007 - common stock issued for private placement at $0.20	25,000	2	4,998	0	0	0	5,000
December 20, 2007 - return and cancellation of common stock	(150,000)	(15)	(14,985)	0	0	0	(15,000)
Stock based compensation	0	0	228,000	0	0	0	228,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	587,218	587,218
Deferred compensation expense	0	0	0	84,668	0	0	84,668
Rounding adjustment	170	0	0	0	0	0	0
Net Loss	0	0	0	0	(422,958)	0	(422,958)

Balance, December 31, 2007	17,941,294	1,794	17,233,953	(101,822)	(17,328,957)	586,534	391,502

February 27, 2008 – common stock issued for director services at $0.11	30,000	3	3,297				3,300
May 16, 2008 - commons stock issued for stock options at $0.10	250,000	25	24,975				25,000
June 2, 2008 - commons stock issued for stock options at $0.10	375,500	37	37,513				37,550
June 4, 2008 - commons stock issued for stock options at $0.10	37,000	4	3,696				3,700
June 18, 2008 – common stock issued for director services at $0.14	25,000	2	3,498				3,500
July 21, 2008 - commons stock issued for stock options at $0.10	158,230	16	15,807				15,823
September 16, 2008 – common stock issued for director services at $0.04	25,000	2	998				1,000
Unrealized gain on available-for-sale securities						379,702	379,702
Deferred compensation expense				75,293			75,293
Net Loss					(245,550)		(245,550)

Balance, December 31, 2008	18,842,024	1,883	17,323,737	(26,529)	(17,574,507)	966,236	690,820

August 10, 2009 - commons stock issued for stock options at $0.04	100,000	10	3,990				4,000
October 6, 2009 - common stock issued for stock options at $0.02	25,000	2	498				500
October 22, 2009 - common stock issued for stock options at $0.02	2,500,000	250	49,750				50,000
November 25, 2009 - common stock issued for stock options at $0.06	100,000	10	5,990				6,000
November 30, 2009 - common stock issued for services at $0.07	700,000	70	48,930	(49,000)			0
December 4, 2009 - common stock issued for stock options at $0.05	400,000	40	19,960				20,000
December 16, 2009 - common stock issued for stock options at $0.05	275,000	28	13,722				13,750
December 30, 2009 - common stock issued for stock options at $0.03	500,000	50	14,950				15,000
Unrealized gain on available-for-sale securities						(704,024)	(704,024)
Write down of securities						(34,170)	(34,170)
Realized gain of sale of securities						(179,618)	(179,618)
Deferred compensation expense				30,320			30,320
Net Loss					(36,170)		(36,170)

Balance, December 31,2009	23,442,024	2,343	17,481,527	(45,209)	(17,610,677)	48,424	(123,592)

January 25 , 2010 - common stock issued for stock options at $0.04	515,000	52	20,548				20,600
April 15 , 2010 - common stock issued for stock options at $0.02	1,150,000	115	22,885				23,000
April 20, 2010 - common stock issued for stock options at $0.02	2,435,000	244	48,456				48,700
April 26, 2010 - common stock issued for stock options at $0.02	700,000	70	13,930				14,000
May 12, 2010 - common stock issued for stock options at $0.02	1,325,000	132	26,368				26,500
May 26, 2010 - common stock issued for services at $0.04	1,500,000	150	59,850	(60,000)			0
August 12, 2010- common stock issued for stock options @ $0.03	5,200,000	520	155,480				156,000
October 27, 2010 - common stock issued for options at $0.03	250,000	25	7,475				7,500
October 27, 2010 - common stock issued for services at $0.05	50,000	5	2,495				2,500
November 4, 2010 - cancellation of common stock issued for stock options at $0.03	(500,000)	(50)	(14,950)				(15,000)
November 4, 2010 - common stock issued for options at $0.03	500,000	50	14,950				15,000
November 24, 2010 - common stock issued for services at $0.03	2,941,667	294	87,956				88,250
December 9, 2010 - common stock issued for services at $0.03	415,000	42	12,408				12,450
December 9, 2010 - common stock issued for acquisition at $0.025	5,000,000	500	124,500				125,000
December 9, 2010 - cancellation of common stock issued for stock options at $0.03	(800,000)	(80)	(23,920)				(24,000)
December 9, 2010 - common stock issued for options at $0.03	800,000	80	23,920				24,000
Unrealized gain on available-for-sale securities						2,890	2,890
Write down of securities						(47,069)	(47,069)
Deferred compensation expense				49,074			49,074
Net Loss					(399,390)		(399,390)

Balance, December 31, 2010	44,923,691	4,492	18,063,878	(56,135)	(18,010,067)	4,245	6,413

January 13, 2011 - common stock issued for services at $0.03	275,000	28	8,222				8,250
February 1, 2011 - common stock issued for options at $0.03	2,400,000	240	71,760				72,000
March 2, 2011 - common stock issued for options at $0.03	3,450,000	345	103,155				103,500
April 18, 2011 - common stock issued for options at $0.035	1,650,000	165	57,585				57,750
May 23, 2011- common stock issued for options at $0.03	4,500,000	450	134,550				135,000
December 27, 2011 - common stock issued for services at $0.002	15,000,000	1,500	28,500	(30,000)			0
Unrealized gain on available-for-sale securities						32,186	32,186
Write down of securities						(34,532)	(34,532)
Deferred compensation expense				48,635			48,635
Net Loss					(393,813)		(393,813)

Balance, December 31, 2011	72,198,691	7,220	18,467,650	(37,500)	(18,403,880)	1,899	35,389

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
 (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13,
	Year ended	Year ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(393,813)	$(399,390)	$(18,021,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	254,135	155,524	5,506,668
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	1	-	90,763
Write-off of other assets	-	9,657	9,657
Equity loss from Organa Gardens International Inc.	-	-	1,394,280
Write-down of investment in Organa Gardens International Inc.	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	34,532	47,069	115,602
Dilution gain – Legacy Wine & Spirits International Ltd.	-	-	(334,087)
Net changes in operating assets and liabilities	6,744	1,189	322,807
CASH FLOWS USED IN OPERATING ACTIVITIES	(98,401)	(185,951)	(4,026,948)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	(6,212)	(9,657)	(21,058)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(6,212)	(9,657)	(56,978)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	103,850	195,209	958,564
Net proceeds on sale of common stock	-	-	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	103,850	195,209	4,083,987

NET (DECREASE) INCREASE IN CASH	(763)	(399)	61

CASH, BEGINNING OF YEAR	824	1,223	-

CASH , END OF YEAR	$61	$824	$61

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
 (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teerralene Fuels Corporation, (formetly Golden Spirit Enterprises Ltd.) (The “Company”) was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc.  On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development.  On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business.  The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006.  By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 1,388,889 post-reverse split restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement.  The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split (refer Note 7) and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming. including the development, production, financing and packaging of innovative film and television programming. In addition, the Company has signed an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants and the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels.(refer to Note 4). On November 29, 2011, the Company changed its name to Terralene Fuels Corporation.

GOING CONCERN
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $18,021,912 and at December 31, 2011 had a working capital deficiency of $100,984.  The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business. The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible Assets
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2011, the Company has not completed the purchase of intangible assets. The Company's investment in intangible assets will consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation. Except for the website, the Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.

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

 In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 is not expected impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

During the year ended  December 31, 2011, the Company sold Nil Organa shares and recorded an additional unrealized loss of $ (3,097). As a result, the carrying value of the available for sale shares of Organa is $1,407 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $1,689 write-down of its investment in Organa due to an other-than-temporary decline in the value of the shares.

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

During the year ended  December 31, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (33,781). As a result, the carrying value of the available for sale shares of Legacy is $3,754 as at December 31, 2011.
Effective December 31, 2011, the Company recorded a $32,843 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

Available for sale securities – related parties include the following:

	December 31 ,	December 31,
	2011	2010
2,345,937 (2010-2,345,937) shares of Legacy Wine & Spirits	$3,754	$37,535
703,750 (2010- 703,750) shares of Organa Gardens International	1,407	4,504
	$5,161	$42,039

NOTE 4 – INVESTMENTS IN INTANGIBLE ASSETS

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issue a further 2,000,000 restricted common shares valued at $50,000 once certain documents outlined in the agreement are prepared and exchanged by both parties (issued February 2012). Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. . During the year ended December 31, 2011, the Company capitalized $6,212 in patent work

Total Investments in Terralene Fuels costs at December 31, 2011 and 2010 total $131,212 and $125,000 respectively, and include the following assets:

Patents, trademarks, copyright
Formulas, reports, studies Schematics, proprietary info Website Terralene brandname

The purchase was completd in 2012 and no preliminary allocation has been completed.

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – FILM PRODUCTION AND DEVELOPMENT COSTS

Film Production and development costs at December 31, 2011 are made up as follows:

	Gross Cost	Accumulated amortization	Writedown of film rights and related costs	Net Cost December 31, 2011	Net Cost December31, 2010

Acquired films and film rights	$84,970	$-	(84,970)	$-	$1
Films in progress	5,793	-	(5,793)	-	-

	$90,763	$-	$(90,763)	$-	$1

NOTE 6 – OTHER PROPERTIES

The Company has signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where Golden Spirit will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of December 31, 2011, the Company is needing to finds partners to finance this project. As of December 31, 2011, the Company has spent $Nil on this project (2010 – $Nil)

NOTE 7 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)
On November 18, 2009, the Company entered into an agreement with a consultant, for a eighteen month term, whereby the consultant provides consulting services to the Company (valued at $17,500) in exchange for 250,000 shares of the Company’s common stock.  During the year ended December 31, 2010, a total of $4,378 has been expensed (December 31, 2010 - $11,664).

b)
On November 18, 2009, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $14,000) in exchange for 200,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2011, a total of $8,756 has been expensed (December 31, 2010 - $6,996).

c)
On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $17,500) in exchange for 250,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2011, a total of $4,378 has been expensed (December 31, 2010 - $11,664).

d)
On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2011, a total of $15,000 has been expensed (December 31, 2010 - $9,375).

e)
On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2011, a total of $15,000 has been expensed (December 31, 2010 - $9,375).

f)
On October 1, 2011, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2011, a total of $1,250 has been expensed (December 31, 2010 - $Nil).

g)
On October 1, 2011, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2011, a total of $1,250 has been expensed (December 31, 2010 - $Nil).

h)
On October 1, 2011 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the year ended December 31, 2011, a total of $1,250 has been expensed (December 31, 2010 - $Nil).

As at December 31, 2011, the unamortized portion of the deferred compensation totaled $37,500 (December 31, 2010 - $56,135).

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

During the year ended December 31, 2011, 15,000,000 restricted common shares were issued valued at $30,000 pursuant to deferred compensation contracts with related parties. See note 7.

(2)            2010 Stock Transactions

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

(3)            2011 Stock Options

On January 18, 2011, the Company filed a Registration Statement on Form S-8 to cover 12,000,000 shares of common stock to be granted pursuant to the Company’s 2011 Stock Incentive and Option Plan.

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

During the year ended December 31, 2011, the Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.

NOTE 8 – CAPITAL STOCK (continued)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	3,002,517	$0.20	2.67 years
Granted during 2008	-	-
Exercised during 2008	-	-
Granted during 2009	3,900,000	-
Exercised during 2009	(3,900,000)	$0.03	2.67 years

Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	0.03
Balance, December 31, 2010	3,002,517	$0.09	2.67 years

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, companies controlled by significant shareholders earned $48,635 (2010 - $49,074) pursuant to deferred compensation services contracts (refer to Note 7).

During the year ended December 31, 2011, the Company paid $7,243 (2010 -$11,617) to directors for management fees.

During the year ended December 31, 2011, the Company incurred expenses for office rent of $30,868 (2010 - $28,591) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	December 31, 2011	December 31, 2010

Significant shareholders	$62,606	$129,755

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – INCOME TAXES

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $17,988,000 that may be available to reduce future years' taxable income and will expire between the years 2012 - 2031.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2011	Year ended December 31, 2010

Loss before income taxes	$(393,813)	$(399,390)
Combined federal and state corporate tax rate	42.7%	42.7%

Expected tax expense (recovery)	(168,158)	(170,540)
Non-deductible stock based compensation	97,000	97,000
Change in valuation allowance	8,000	8,000

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2011	2010

Non-capital loss carry forwards	$7,273,000	$7,273,000
Valuation allowance	(7,273,000)	(7,273,000)
Net deferred tax asset	$-	$-

NOTE 12 –   SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the years ended December 31, 2011 and 2010 for:	2011	2010

Interest	$-	$-

Income taxes	$-	$-

During the year ended December 31, 2011:
The Company issued 25,000 restricted common shares valued at $750 to a new director for his services and issued 250,000 restricted common shares valued at $7,500 to a consultant for his services in relation to the Terralene Fuels project.

The Company issued a total of 12,000,000 common shares pursuant to the exercise of options under the Company’s 2011 Stock Incentive and Option Plan at prices between $0.03 - $0.035 per share to satisfy debt to related parties in the amount of $171,000 and for consulting services in the amount of $197,250.

The Company issued 15,000,000 restricted common shares were issued valued at $30,000 pursuant to deferred compensation contracts with related parties. See note 7.

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

NOTE 13 – SUBSEQUENT EVENTS

In February, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to its agreement with Global Terralene Inc.(See Note 4).

In February, 2012, The Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Terralene Fuels Corporation auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria established in   Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2011, we did not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not design and implement adequate controls related to the accounting of marketable securities, specifically in this instance, applying guidance to other than temporary decline in value of the marketable securities.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report

Code of Ethics

We intend to adopt a code of ethics in 2012 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position	Date of Appointment

Jaclyn Cruz	36	President & Director & CEO	November 18, 2008

Matt Kelly	36	Secretary, Treasurer & Director & CFO	February 1, 2012

The chart above specifies Terralene Fuels Corporation current officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2011 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Jaclyn	2009	1,000	0	1,000	0	0	0	0	0
Cruz	2010	6,750	0	0	0	0	0	0	0
President	2011	4,000	0	0	0	0	0	0	0

Matt
Kelly
Director	2011	1,000	0	750	0	0	0	0	0

Sharon
Deutsch
Director	2011	1,500	0	0	0	0	0	0	0

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

Stock-based Compensation . During the year ended December 31, 2011, $Nil (2010-$Nil) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Beneficial Owner	Beneficial Owner	Common Stock

Jaclyn Cruz	P.O. Box 63	25,000	0.00%
President/.Director/CEO	Farmingville, New York
	11738

Sharon Deutsch	35 South Ocean Avenue	-	0.00%
Secretary /Director /CFO	Patchogue, New York
	11772

All directors and Officers as a group		25,000	0.00%

Security Ownership by Management.  As above, at December 31, 2010, our directors, Jaclyn Cruz owned 25,000 shares and Sharon Deutsch owned Nil shares for and aggregate total of 25,000 shares or 0.0001% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, companies controlled by significant shareholders earned $48,635 (2010 - $49,074) pursuant to deferred compensation services contracts

During the year ended December 31, 2011, the Company paid $7,243 (2010 -$11,617) to directors for management fees.

During the year ended December 31, 2011, the Company incurred expenses for office rent of $30,868 (2010 - $28,591) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	December 31, 2011	December 31, 2010

Significant shareholders	$62,606	$129,755

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

2010: $19,100
2011: $19,100

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2010: $0
2011: $0

Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2010: $0
2011: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2010: $0
2011: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1 -	Section 906 Certification of Periodic Report of the Chief Executive Officer

Exhibit 31.2 -	Section 906 Certification of Periodic Report of the Chief Financial Officer

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the Chief Executive Officer

Exhibit 32.2 -	Section 302 Certification of Periodic Report of the Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

b) Form 8-K:

8-K filed February 3, 2012 with respect to a Change in Directors.
8-K filed December 20, 2011 with respect to a Name Change
8-K filed June 28, 2011 with respect to a change in Directors.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2012.

Terralene Fuels Corporation
a Delaware corporation

By:	/s/ Jaclyn Cruz
Jaclyn Cruz
Its:	President and Director

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jaclyn Cruz	Date: April 16, 2012
Jaclyn Cruz,
President and Director

/s/ Matt Kelly	Date: April 16, 2012
Matt Kelly,
Secretary & Treasurer and Director