Form 10-Q
period 2012-03-31
TERRALENE FUELS Corp
filed 2012-05-21
CIK 1076262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number: 0001073262

Terralene Fuels Corporation
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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 15, 2012 there were 79,198,691 shares outstanding of the issuer’s common stock.

INDEX

		PAGE
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Balance Sheet as of March 31, 2012 (Unaudited) and December 31, 2011	F-2

	Statements of Operations (Unaudited) For the Three Months Ended March 31, 2012 and 2011, and the Period from September 13, 1993 (Inception) through March 31, 2012	F-3

	Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2012 and 2011, and the Period from September 13, 1993 (Inception) through March 31, 2012	F-4

	Statements of Other Comprehensive Loss (Unaudited) For the Three Months Ended March 31, 2012 and 2011 and the Period from September 13, 1993 (Inception) through March 31, 2012	F-5

	Notes To Consolidated Financial Statements (Unaudited)	F-6

Item 2.	Management's Discussion and Analysis or Plan of Operation	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T.	Controls and Procedures	8

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
 (A development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$198	$61

TOTAL CURRENT ASSETS	198	61

AVAILABLE FOR SALE SECURITIES – related parties	8,609	5,161
INTANGIBLE ASSETS	181,662	131,212

TOTAL ASSETS	$190,469	$136,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,430	$38,439
Due to related parties	70,479	62,606

TOTAL CURRENT LIABILITIES	108,909	101,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (EQUITY)
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
79,198,691 (2011 – 72,198,691) common shares	7,920	7,220
Additional paid-in capital	18,529,450	18,467,650
Deferred compensation	(26,250)	(37,500)
Deficit accumulated during the development stage	(18,434,907)	(18,403,880)
Accumulated other comprehensive income	5,347	1,899

TOTAL STOCKHOLDERS’ (EQUITY)	81,560	35,389

TOTAL LIABILITIES AND STOCKHOLDERS’ (EQUITY)	$190,469	$136,434

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	March 31, 2012	March 31, 2011	Sept. 13, 1993 (inception) to March 31, 2012
REVENUES
Processing fees	$-	$-	$98,425
Gaming Revenue	-	-	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	-	167,449
COST OF SALES – Poker royalties and processing fees	-	-	30,601
GROSS PROFIT (LOSS)	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	93,895
Consulting fees	6,250	87,915	7,842,991
Depreciation and amortization	-	-	132,569
Exploration costs	-	-	241,754
Investor relations	5,000	6,666	762,463
Litigation settlement	-	-	52,169
Loss on settlement of debt	-	-	302,500
Management fees	-	-	378,447
Office and general	10,012	12,358	751,756
Poker Sponsorships	-	-	52,500
Professional fees	6,946	9,998	726,364
Travel and accommodation	1,804	1,968	290,901
Wages and salaries	1,015	2,743	269,308
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	-	-	90,763
Write-off of other assets	-	-	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	31,027	121,648	16,317,200
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM ORGANA GARDENS INTERNATIONAL	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN ORGANA GARDENS	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	-	-	216,509
(LOSS) ON IMPAIRMENT OF SECURITIES-RELATED PARTIES	-	-	(115,602)
DILUTION GAIN – LEGACY WINE&SPIRITS INTERNATIONAL	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	-	-	(1,872,587)
Loss before income taxes	(31,027)	(121,648)	(18,052,939)
Income Tax Provision	-	-	-
NET LOSS	(31,027)	(121,648)	$(18,052,939)
NET LOSS ATTRIBUTED TO NONCONTROLLING INTEREST	-	-	479,978
NET LOSS TO TERRALENE FUELS CORPORATION	$(31,027)	$(121,648)	$(17,572,961)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	76,583,303	47,817,302

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
 (A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			September 13,
	Three Months	Three Months	1993 (inception) to
	Ended	Ended	March 31
	March 31, 2012	March 31, 2011	2012
OPERATING ACTIVITIES
Net loss	$(31,027)	$(121,648)	$(18,052,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	11,250	95,331	5,517,918
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,763
Write-off of other assets	-	-	9,657
Equity loss from Organa	-	-	1,394,280
Write-down of investment in Organa	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	-	-	115,602
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	9	849	322,816

CASH FLOWS USED IN OPERATING ACTIVITIES	(19,768)	(25,468)	(4,046,716)
INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	(450)	-	(21,508)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(450)	-	(57,428)
FINANCING ACTIVITIES
Net advances (to)/ from related parties	20,355	24,951	978,919
Net proceeds on sale of common stock	-	-	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,355	24,951	4,104,342

NET (DECREASE) INCREASE IN CASH	137	(517)	198
CASH, BEGINNING OF PERIOD	61	824	-

CASH , END OF PERIOD	$198	$307	$198

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF OTHER COMPREHENSIVE LOSS
(unaudited)

			September 13,
	Three Months	Three Months	1993 (inception) to
	Ended	Ended	March 31
	March 31, 2012	March 31, 2011	2012

NET LOSS	$(31,027)	$(121,648)	$(18,052,939)

Unrealized gains on marketable securities – related parties	3,448	187	5,347

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	3,448	187	5,347
COMPREHENSIVE LOSS	$(27,579)	$(121,461)	$(18,047,592)

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $18,052,939 and at March 31, 2012 had a working capital deficiency of $108,711. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies”, as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2011 referenced in the 10-K.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE 2- BASIS OF PRESENTATION (continued)

Intangible Assets
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2012, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation which began in 2010 and was completed in February 2012. The Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.

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
MARCH 31, 2012
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

During the three month period ended March 30, 2012, the Company sold Nil Organa shares and recorded an additional unrealized gain of $1,337 to March 31, 2012. As a result, the carrying value of the available for sale shares of Organa is $2,744 as at March 31, 2012.

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

During the three month period ended March 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $2,111 to March 31, 2012. As a result, the carrying value of the available for sale shares of Legacy is $5,865 as at March 31, 2012.

Available for sale securities – related parties include the following:

	March 31 ,	December 31,
	2012	2011
2,345,937 (2011-2,345,937) shares of Legacy Wine & Spirits	$5,865	$3,754
703,750 (2011- 703,750) shares of Organa Gardens International	2,744	1,407
	$8,609	$5,161

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE 4 – INVESTMENTS IN INTANGIBLE ASSETS

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.  During the year ended December 31, 2011, the Company capitalized $6,212 in patent work. During the three months ended March 31, 2012, the Company capitalized a further $450 in patent work.

Total Investments in Terralene Fuels costs at March 31, 2012 and December 31, 2011 total $181,662 and $131,212 respectively and include the following assets:

	March 31, 2012	December 31, 2011
Patents, trademarks, copyright	$111,662	$81,212
Formulas, reports, studies	35,000	25,000
Schematics, proprietary info	21,000	15,000
Website	7,000	5,000
Terralene brandname	7,000	5,000
	$181,662	$131,212

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of March 31, 2012 and December 31, 2011, the Company has incurred $Nil on this project.

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)
On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the three month period ended March 31, 2012,  $3,750 was expensed (December 31, 2011 - $15,000).

b)
On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the three month period ended March 31, 2012,  $3,750 was expensed (December 31, 2011 - $15,000).

c)
On October 1, 2011, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the three month ended March 31, 2012, $1,250 was expensed (December 31, 2011 - $1,250).

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE 6 – DEFERRED COMPENSATION (con’t)

d)
On October 1, 2011, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the three month ended March 31, 2012,  $1,250 was expensed (December 31, 2011 - $1,250).

e)
On October 1, 2011 the Company entered into an agreement with Compte de Sierge Accomodative Corp. Limited (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the three month ended March 31, 2012,  $1,250 was expensed (December 31, 2011 - $1,250).

As at March 31, 2012, the unamortized portion of the deferred compensation totaled $26,250 (December 31, 2011 - $37,500).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)	2012 Stock Transactions

During the three months ended March 31, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to  its agreement with Global Terralene Inc.(See Note 4).

During the three months ended March 31, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500.

(2)	2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of      common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	5,000,000	0.03
Exercised during 2012	(5,000,000)
Balance, March 31, 2012	3,002,517	$0.20	2.67 years

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE 7 – CAPITAL STOCK (con’t)

(3)           2011 Stock Transactions:

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

(4)          2011 Stock Options

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	5,850,000	0.03
Balance, March 31, 2011	3,002,517	$0.20	2.67 years

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, companies controlled by significant shareholders earned $11,250 (2011 - $15,081) pursuant to the expired portion of deferred compensation services contracts (refer to Note 7).

During the three months ended March 31, 2012, the Company paid $1,015 (2011 -$2,743) to directors for management fees.

During the three months ended March 31, 2012, the Company incurred expenses for office rent of $7,517 (2011 - $7,645) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	March 31, 2012	December 31, 2011

Significant shareholders	$70,479	$62,606

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 10 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carryforwards of approximately $18,500,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2032.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of non-cash investing and financing activities:

Cash paid during the three months ended March 31, 2012 and 2011 for:	2012	2011

Interest	$-	$-

Income taxes	$-	$-

Shares issued for debt settlement	$12,500	$103,500

Shares issued for deferred compensation	$-	$30,000

During the three months ended March 31, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500.

The Company paid no cash for interest and income taxes for the three months ended March 31, 2012 and 2011.

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

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet- related activities. Our symbol was then changed to "TWOUE".  On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd. and the trading symbol was “GSGL”. On June 30, 2006, the Company changed its name to Golden Spirit Enterprises Ltd. and the trading symbol is “GSPT”.

On November 29, 2011, the Company changed its name to Terralene Fuels Corporation and the trading symbol remains as “GSPT

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

In 2010, the Company signed an agreement with Global Terralene Inc .for the acquisition of all assets pertaining to Terralene Fuels. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. Further details on the new Terralene Fuels project can be viewed on our website www.terralenefuels.net.

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

During the three month period ended March 30, 2012, the Company sold Nil Organa shares and recorded an additional unrealized gain of $1,337 to March 31, 2012. As a result, the carrying value of the available for sale shares of Organa is $2,744 as at March 31, 2012.

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

During the three month period ended March 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $2,111 to March 31, 2012. As a result, the carrying value of the available for sale shares of Legacy is $5,865 as at March 31, 2012.

Available for sale securities – related parties include the following:

	March 31 ,	December 31,
	2012	2011
2,345,937 (2011-2,345,937) shares of Legacy Wine & Spirits	$5,865	$3,754
703,750 (2011- 703,750) shares of Organa Gardens International	2,744	1,407
	$8,609	$5,161

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

As of March 31, 2012, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended March 31, 2012 (2011- $Nil)

ALTERNATIVE FUELS SECTOR

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company  issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.  During the year ended December 31, 2011, the Company capitalized $6,212 in patent work. During the three months ended March 31, 2012, the Company capitalized a further $450 in patent work.

Total Investments in Terralene Fuels costs at March 31, 2012 total $181,662 (2011 - $125,000) and include the following assets:

	March 31, 2012	December 31, 2011
Patents, trademarks, copyright	$111,662	$81,212
Formulas, reports, studies	35,000	25,000
Schematics, proprietary info	21,000	15,000
Website	7,000	5,000
Terralene brandname	7,000	5,000
	$181,662	$131,212

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Liquidity and Capital Resources.

At March 31, 2012, we had total assets of $190,469, including current assets in cash of $198. We have  available for sale securities of $8,609, and intangible assets of $181,662. As of December 31, 2011, we had total assets of $136,434. The increase in assets is due to an increase in our investment in intangible assets – the Terralene Project.

At March 31, 2012, we had current liabilities of $108,909, which was represented by accounts payable and accrued liabilities of $38,430 and due to related parties in the amount of $70,479. As of December 31, 2011 we had total current liabilities of $101,045. The increase in liabilities was due to an increase in the amounts due to related parties. At March 31, 2012, we had a working capital deficiency of $108,711. (December 31, 2011 - $100,984).

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended March 31, 2012 was $31,027 (2011 - $121,648). This decrease in loss was largely due to a decrease in consulting fees.

From inception to March 31, 2012, we have incurred cumulative net losses of $18,052,939 resulting primarily from a write-down and equity loss in Organa Gardens International Inc. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $16,317,200, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,842,991, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

To address the going concern problem discussed in our financial statements, we will require additional working capital.  We will also require additional funds to implement our business strategies, including funds for payment of undetermined expenses relating to the Eneco and Terralene ventures (see above)

No assurance can be given; however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability to operate as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, we had cash in the amount of $198. We have not generated any significant revenues since inception and have incurred a net loss of $18,052,939 from our inception on September 13, 1999 to March 31, 2011. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Terralene Fuels Corporation does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project. The newly acquired Terralene project has had all the research and development already completed and the Company will incur costs to get the product to market, which are not yet determinable. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)
2012 Stock Transactions

During the three months ended March 31, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to its agreement with Global Terralene Inc.

During the three months ended March 31, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500.

(2)	2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of  common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	5,000,000	0.03
Exercised during 2012	(5,000,000)
Balance, March 31, 2012	3,002,517	$0.20	2.67 years

(3)           2011 Stock Transactions:

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

(4)           2011 Stock Options

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	5,850,000	0.03
Balance, March 31, 2011	3,002,517	$0.20	2.67 years

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable

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

TERRALENE FUELS CORPORATION

Date: May 21, 2012	By:	/s/ J. Cruz
Jaclyn Cruz
President and a Director.

Date: May 21, 2012	By:	/s/ M. Kelly
Matt Kelly
Director, Secretary & Treasurer