Form 10-Q
period 2012-06-30
TERRALENE FUELS Corp
filed 2012-08-17
CIK 1076262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 17, 2012 there were 84,398,691 shares outstanding of the issuer’s common stock.

INDEX	PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of June 30, 2012 (Unaudited) and December 31, 2011	F-1

Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2012 and 2011, and the Period from September 13, 1993 (Inception) through June 30, 2012	F-2

Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2012 and 2011, and the Period from September 13, 1993 (Inception) through June 30, 2012	F-3

Statements of Other Comprehensive Loss (Unaudited) For the Three and Six Months Ended June 30, 2012 and 2011 and the Period from September 13, 1993 (Inception) through June 30, 2012	F-4

Notes To Consolidated Financial Statements (Unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	4-8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T Controls and Procedures	9

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	12

Item 4. Mine Safety Disclosures	12

Item 5. Other Information	12

Item 6. Exhibits	12

SIGNATURES	13

PART I -  FINANCIAL INFORMATION

ITEM 1. Financial Statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
 (A development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$183	$61

TOTAL CURRENT ASSETS	183	61

AVAILABLE FOR SALE SECURITIES – related parties	4,574	5,161

INTANGIBLE ASSETS	181,662	131,212

TOTAL ASSETS	$186,419	$136,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,576	$38,439
Due to related parties	81,165	62,606

TOTAL CURRENT LIABILITIES	$119,741	$101,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
84,398,691 (2011 – 72,198,691) common shares	8,440	7,220
Additional paid-in capital	18,539,330	18,467,650
Deferred compensation	(18,750	(37,500
Deficit accumulated during the development stage	(18,463,654	(18,403,880
Accumulated other comprehensive income	1,312	1,899

TOTAL STOCKHOLDERS’ EQUITY	66,678	35,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,419	$136,434

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Sept.13,1993 (inception) to
	2,012	2,011	2,012	2,011	June 30, 2012
REVENUES
Processing fees	$-	$-	$-	$-	$98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES-Poker royalties and processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	4,375	132,314	10,625	220,229	7,847,366
Depreciation and amortization	-	-	-	-	132,569
Exploration costs	-	-	-	-	241,754
Investor relations	3,125	5,212	8,125	11,878	765,588
Litigation settlement	-	-	-	-	52,169
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	-	-	-	378,447
Office and general	12,714	11,732	22,726	24,070	764,470
Poker Sponsorships	-	-	-	-	52,500
Professional fees	6,420	3,226	13,366	13,244	732,784
Travel and accommodation	1,113	1,454	2,917	3,422	292,014
Wages and salaries	1,000	1,500	2,015	4,243	270,308
Write-off of website development costs	-	-	-	-	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-	-	-	90,763
Write-off of other assets	-	-	-	-	275,543
TOTAL GENERAL &ADMINISTRATIVE EXPENSES	28,747	155,438	59,774	277,086	16,345,947
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM BRAVO ENTERPRISES	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN BRAVO ENTERPRISES	-	-	-	-	(313,301)
GAIN/LOSS ON SALE OF SECURITIES-RELATED PARTIES	-	-	-	-	216,509
(LOSS) ON IMPAIRMENT- SECURITIES-RELATED PARTIES	-	-	-	-	(115,602)
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	-	-	-	-	(1,872,587)
Loss before income taxes	(28,747)	(155,438)	(59,774)	(277,086)	(18,081,686)
Income Tax Provision	-		-	-	-
NET LOSS	(28,747)	(155,438)	(59,774)	(277,086)	(18,081,686)
NET LOSS - NONCONTROLLING INTEREST	-	-	-	-	479,978
NET LOSS TO TERRALENE FUELS CORPORATION	(28,747)	(155,438)	(59,774)	(277,086)	$(17,601,708)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01
BASIC AND DILUTED WEIGHTED
AVERAGE COMMON SHARES	81,655,834	54,251,438	79,119,570	51,052,144

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six MonthsEnded	September 13, 1993 (inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
OPERATING ACTIVITIES
Net loss	$(59,774)	$(277,086)	$(18,081,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	18,750	232,754	5,525,418
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,762
Write-off of other assets	-	-	9,657
Equity loss from Bravo Enterprises Ltd.	-	-	1,394,280
Write-down of investment in Bravo Enterprises Ltd.	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	-	-	115,602
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	(137)	(8,626)	322,670

CASH FLOWS USED IN OPERATING ACTIVITIES	(41,161)	(52,958)	(4,068,109)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other tangible and intangible assets	(450)	-	(21,508)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(450)	-	(57,428)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	41,733	52,332	1,000,297
Net proceeds on sale of common stock	-	-	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	41,733	52,332	4,125,720

NET (DECREASE) INCREASE IN CASH	122	(626)	183
CASH, BEGINNING OF PERIOD	61	824	-

CASH , END OF PERIOD	$183	$198	$183

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF OTHER COMPREHENSIVE LOSS
(unaudited)

	Three Months ended June 30		Six Months ended June 30,		September 13, 1993 (inception) to June 30,
	2012	2011	2012	2011	2012

NET LOSS	$(28,747)	$(155,438)	$(59,774)	$(277,086)	$(18,081,686)

Unrealized (losses) on marketable securities – related parties	(4,035)	(1,876)	(587)	(1,690)	(2,277)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(4,035)	(1,876)	(587)	(1,690)	(2,277)

COMPREHENSIVE LOSS	$(32,782)	$(157,314)	$(60,361)	$(278,776)	$(18,083,963)

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $18,081,686 and at June 30, 2012 had a working capital deficiency of $119,558. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We were required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 is not expected impact our future results of operations or financial position.

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

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES

Bravo
The Company owns common shares of Bravo Enterprises Ltd. (formerly Organa Gardens International Inc) (“Bravo”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Bravo.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 2,500 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income.

During the year ended December 31, 2010, the Company received 35,015 restricted shares of Bravo valued at $7,003 pursuant to a debt settlement and sold Nil Bravo shares. The Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $2,541, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Bravo is $4,504 as at December 31, 2010.

During the year ended December 31, 2011, the Company sold Nil Bravo shares and recorded an additional unrealized loss of $ (3,097). As a result, the carrying value of the available for sale shares of Bravo is $1,407 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $1,689 write-down of its investment in Bravo due to an other-than-temporary decline in the value of the shares.

During the six month period ended June 30, 2012, the Company sold Nil Bravo shares and recorded an additional unrealized gain of $352 to June 30, 2012. As a result, the carrying value of the available for sale shares of Bravo is $1,759 as at June 30, 2012.

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

During the six month period ended June 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $(938) to June 30, 2012. As a result, the carrying value of the available for sale shares of Legacy is $2,815 as at June 30, 2012.

Available for sale securities – related parties include the following:

	June 30 ,	December 31,
	2012	2011
2,345,937 (2011-2,345,937) shares of Legacy Wine & Spirits	$2,815	$3,754
35,187 (2011- 35,187) shares of Bravo Enterprises Ltd.	1,759	1,407
	$4,574	$5,161

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – INVESTMENTS IN INTANGIBLE ASSETS

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.  During the year ended December 31, 2011, the Company capitalized $6,212 in patent work. During the six months ended June 30, 2012, the Company capitalized a further $450 in patent work.

Total Investments in Terralene Fuels costs at June 30, 2012 and December 31, 2011 total $181,662 and $131,212 respectively and include the following assets:

	June 30, 2012	December 31, 2011
Patents, trademarks, copyright	$111,662	$81,212
Formulas, reports, studies	35,000	25,000
Schematics, proprietary info	21,000	15,000
Website	7,000	5,000
Terralene brandname	7,000	5,000
	$181,662	$131,212

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of June 30, 2012 and December 31, 2011, the Company has incurred $Nil on this project.

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)
On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the six month period ended June 30, 2012, $5,625 was expensed (December 31, 2011 - $15,000).

b)
On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the six month period ended June 30, 2012, $5,625 was expensed (December 31, 2011 - $15,000).

c)
On October 1, 2011, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the six month ended June 30, 2012, $2,500 was expensed (December 31, 2011 - $1,250).

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 6 – DEFERRED COMPENSATION (con’t)

d)
On October 1, 2011, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the six month ended June 30, 2012, $2,500 was expensed (December 31, 2011 - $1,250).

e)
On October 1, 2011 the Company entered into an agreement with Compte de Sierge Accomodative Corp. Limited (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the six month ended June 30, 2012,  $2,500 was expensed (December 31, 2011 - $1,250).

As at June 30, 2012, the unamortized portion of the deferred compensation totaled $18,750 (December 31, 2011 - $37,500).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)	2012 Stock Transactions

During the six months ended June 30, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to  its agreement with Global Terralene Inc. (See Note 4).

During the six months ended June 30, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500 and 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400.
(2)	2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	10,200,000	0.03
Exercised during 2012	(10,200,000)
Balance, June 30, 2012	3,002,517	$0.20	2.67 years

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – CAPITAL STOCK (con’t)

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, companies controlled by significant shareholders earned $18,750 (2011 - $27,254) pursuant to the expired portion of deferred compensation services contracts (refer to Note 6).

During the six months ended June 30, 2012, the Company paid $2,015 (2011 -$4,243) to directors for management fees.

During the six months ended June 30, 2012, the Company incurred expenses for office rent of $15,453 (2011 - $15,518) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	June 30, 2012	December 31, 2011

Significant shareholders	$81,165	$62,606

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 10 – INCOME TAXES

As of June 30, 2012, the Company had net operating loss carryforwards of approximately $18,500,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2032.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of non-cash investing and financing activities:

Cash paid during the six months ended June 30, 2012 and 2011 for:	2012	2011

Interest	$-	$-

Income taxes	$-	$-

Shares issued for debt settlement	$22,900	$103,500

Shares issued for deferred compensation	$-	$30,000

During the six months ended June 30, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500 and 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400.

The Company paid no cash for interest and income taxes for the three months ended June 30, 2012 and 2011.

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

Our Investment in Available for sale securities – related parties

Bravo
The Company owns common shares of Bravo Enterprises Ltd. (formerly Organa Gardens International Inc) (“Bravo”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Bravo.  During 2007 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $3,775, which was recorded as other comprehensive income (loss).  During the year ended December 31, 2008, the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,612 which was recorded as other comprehensive income (loss). During the year ended December 31, 2009, the Company sold 2,500 shares resulting in a realized loss of $(780) and recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $5,138, which was recorded as other comprehensive income.

 During the year ended December 31, 2010, the Company received 35,015 restricted shares of Bravo valued at $7,003 pursuant to a debt settlement and sold Nil Bravo shares. The Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $2,541, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Bravo is $4,504 as at December 31, 2010.

During the year ended December 31, 2011, the Company sold Nil Bravo shares and recorded an additional unrealized loss of $ (3,097). As a result, the carrying value of the available for sale shares of Bravo is $1,407 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $1,689 write-down of its investment in Bravo due to an other-than-temporary decline in the value of the shares.

During the six month period ended June 30, 2012, the Company sold Nil Bravo shares and recorded an additional unrealized gain of $352 to June 30, 2012. As a result, the carrying value of the available for sale shares of Bravo is $1,759 as at June 30, 2012.

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

During the year ended December 31, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (33,781). As a result, the carrying value of the available for sale shares of Legacy is $3,754 as at December 31, 2011.Effective December 31, 2011, the Company recorded a $32,843 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

During the six month period ended June 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $(938) to June 30, 2012. As a result, the carrying value of the available for sale shares of Legacy is $2,815 as at June 30, 2012.

Available for sale securities – related parties include the following:

	June 30 ,	December 31,
	2012	2011
2,345,937 (2011-2,345,937) shares of Legacy Wine & Spirits	$2,815	$3,754
35,187 (2011- 35,187) shares of Bravo Enterprises Ltd.	1,759	1,407
	$4,574	$5,161

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

As of June 30, 2012, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the three month period ended June 30, 2012 (2011- $Nil)

ALTERNATIVE FUELS SECTOR

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company  issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.  During the year ended December 31, 2011, the Company capitalized $6,212 in patent work. During the six months ended June 30, 2012, the Company capitalized a further $450 in patent work.

Total Investments in Terralene Fuels costs at June 30, 2012 total $181,662 (2011 - $125,000) and include the following assets:

	June 30, 2012	December 31, 2011
Patents, trademarks, copyright	$111,662	$81,212
Formulas, reports, studies	35,000	25,000
Schematics, proprietary info	21,000	15,000
Website	7,000	5,000
Terralene brandname	7,000	5,000
	$181,662	$131,212

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Liquidity and Capital Resources.

At June 30, 2012, we had total assets of $186,419, including current assets in cash of $183. We have  available for sale securities of $4,574, and intangible assets of $181,662. As of December 31, 2011, we had total assets of $136,434. The increase in assets is due to an increase in our investment in intangible assets – the Terralene Project.

At June 30, 2012, we had current liabilities of $119,741, which was represented by accounts payable and accrued liabilities of $38,576 and due to related parties in the amount of $81,165. As of December 31, 2011 we had total current liabilities of $101,045. The increase in liabilities was due to an increase in the amounts due to related parties. At June30, 2012, we had a working capital deficiency of $119,558. (December 31, 2011 - $100,984).

Going Concern

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended June 30, 2012 was $28,747 (2011 - $155,438). This decrease in loss was largely due to a decrease in consulting fees.

Loss from operations for the six month period ended June 30, 2012 was $59,774 (2011 - $277,086). This decrease in loss was largely due to a decrease in consulting fees.

From inception to June 30, 2012, we have incurred cumulative net losses of $18,081,686 resulting primarily from a write-down and equity loss in Bravo Enterprises Ltd. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $16,345,947, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,846,666, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, we had cash in the amount of $183. We have not generated any significant revenues since inception and have incurred a net loss of $18,081,686 from our inception on September 13, 1999 to June 30, 2012. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Terralene Fuels Corporation does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project. The newly acquired Terralene project has had all the research and development already completed and the Company will incur costs to get the product to market, which are not yet determinable. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

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

During the six months ended June 30, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to  its agreement with Global Terralene Inc.

During the six months ended June 30, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500 and 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400.

(2)	2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	10,200,000	0.03
Exercised during 2012	(10,200,000)
Balance, June 30, 2012	3,002,517	$0.20	2.67 years

(3)	2011 Stock Transactions

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

TERRALENE FUELS CORPORATION

Date: August 17, 2012	By:	/s/ J. Cruz
Jaclyn Cruz
President and a Director.

Date: August 17, 2012	By:	/s/ M. Kelly
Matt Kelly
Director, Secretary & Treasurer