Form 10-Q
period 2012-09-30
TERRALENE FUELS Corp
filed 2012-11-19
CIK 1076262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 0001073262

Terralene Fuels Corporation
 (Exact name of small business issuer as specified in it’s charter)

Delaware
(State or other jurisdiction of incorporation or organization)

 52-2132622
(I.R.S. Employer Identification No.)

35 South Ocean Avenue
Patchogue, New York, 11772
 (Address of principal executive offices)

888-488-6882
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 15, 2012 there were 139,198,691 shares outstanding of the issuer’s common stock.

INDEX		PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of September 30, 2012 (Unaudited) and December 31, 2011	F-2

	Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2012 and 2011, and the Period from September 13, 1993 (Inception) through September 30, 2012	F-3

	Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2012 and 2011, and the Period from September 13, 1993 (Inception) through September 30, 2012	F-4

	Statements of Other Comprehensive Loss (Unaudited) For the Three and Nine Months Ended September 30, 2012 and 2011 and the Period from September 13, 1993 (Inception) through September 30, 2012	F-5

	Notes To Consolidated Financial Statements (Unaudited)	F-6

Item 2.	Management's Discussion and Analysis or Plan of Operation	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T.	Controls and Procedures	8

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

SIGNATURES		13

PART I -  FINANCIAL INFORMATION

Item 1.        Financial Statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
 (A development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$158	$61

TOTAL CURRENT ASSETS	158	61

AVAILABLE FOR SALE SECURITIES – related parties	3,519	5,161

INTANGIBLE ASSETS	181,662	131,212

TOTAL ASSETS	$185,339	$136,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,502	$38,439
Due to related parties	102,026	62,606

TOTAL CURRENT LIABILITIES	137,528	101,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
139,198,691 (2011 – 72,198,691) common shares	13,920	7,220
Additional paid-in capital	18,588,650	18,467,650
Deferred compensation	(62,917)	(37,500)
Deficit accumulated during the development stage	(18,492,099)	(18,403,880)
Accumulated other comprehensive income	257	1,899

TOTAL STOCKHOLDERS’ EQUITY	47,811	35,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,339	$136,434

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Sept.13,1993 (inception) to
	2012	2011	2012	2011	Sept. 30, 2012
REVENUES
Processing fees	$-	$-	$-	$-	$98,425
Gaming Revenue	-	-	-	-	18,596
Sale of oil and gas interest	-	-	-	-	47,501
Interest income	-	-	-	-	2,927
TOTAL REVENUES	-	-	-	-	167,449
COST OF SALES-Poker royalties and processing fees	-	-	-	-	30,601
GROSS PROFIT (LOSS)	-	-	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	-	-	93,895
Consulting fees	4,583	5,502	15,208	225,731	7,851,949
Depreciation and amortization	-	-	-	-	132,569
Exploration costs	-	-	-	-	241,754
Investor relations	1,250	3,750	9,375	15,628	766,838
Litigation settlement	-	-	-	-	52,169
Loss on settlement of debt	-	-	-	-	302,500
Management fees	-	-	-	-	378,447
Office and general	14,387	12,728	37,113	36,798	778,857
Poker Sponsorships	-	-	-	-	52,500
Professional fees	5,471	8,626	18,837	21,870	738,255
Travel and accommodation	1,754	2,233	4,671	5,655	293,768
Wages and salaries	1,000	1,500	3,015	5,743	271,308
Write-off of website development costs	-	-	-	-	425,682
Write-down (recovery) of URL costs	-	-	-	-	1,571,657
Write-down of technology license	-	-	-	-	2,055,938
Write-down of film production and distribution costs	-	-	-	-	90,763
Write-off of other assets	-	-	-	-	275,543

TOTAL GENERAL &ADMINISTRATIVE EXPENSES	28,445	34,339	88,219	311,425	16,374,392
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM BRAVO ENTERPRISES	-	-	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN BRAVO ENTERPRISES	-	-	-	-	(313,301)
GAIN/LOSS ON SALE OF SECURITIES-RELATED PARTIES	-	-	-	-	216,509
(LOSS) ON IMPAIRMENT- SECURITIES-RELATED PARTIES	-	-	-	-	(115,602)
DILUTION GAIN – LEGACY	-	-	-	-	334,087
PROPERTY OPTION LOSS	-	-	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	-	-	-	-	(1,872,587)
Loss before income taxes	(28,445)	(34,339)	(88,219)	(311,425)	(18,110,131)
Income Tax Provision	-	-	-	-	-
NET LOSS	(28,445)	(34,339)	(88,219)	(311,425)	(18,110,131)
NET LOSS - NONCONTROLLING INTEREST					479,978
NET LOSS TO TERRALENE FUELS CORPORATION	(28,445)	(34,339)	(88,219)	(311,425)	$(17,630,153)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	91,085,648	57,198,691	83,137,377	53,123,508

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			September 13,
	Nine Months	Nine Months	1993 (inception) to
	Ended	Ended	September 30,
	September 30, 2012	September 30, 2011	2012
OPERATING ACTIVITIES
Net loss	$(88,219)	$(311,425)	$(18,110,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	24,584	242,003	5,531,252
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	-	90,763
Write-off of other assets	-	-	9,657
Equity loss from Bravo Enterprises Ltd.	-	-	1,394,280
Write-down of investment in Bravo Enterprises Ltd.	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	-	-	115,602
Dilution gain – Legacy	-	-	(334,087)
Net changes in operating assets and liabilities	2,937	492	325,744

CASH FLOWS USED IN OPERATING ACTIVITIES	(60,698)	(68,930)	(4,087,646)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other tangible and intangible assets	(450)	5,556	(21,508)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Wine & Spirits International Ltd.	-	-	209,955

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(450)	(5,556)	(57,428)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	61,245	73,710	1,019,809
Net proceeds on sale of common stock	-	-	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	61,245	73,710	4,145,232

NET (DECREASE) INCREASE IN CASH	97	(776)	158
CASH, BEGINNING OF PERIOD	61	824	-

CASH , END OF PERIOD	$158	$48	$158

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
           (A Development Stage Company)
STATEMENTS OF OTHER COMPREHENSIVE LOSS
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		For the period from January 1, 1996 to September30,
	2012	2011	2012	2011	2012

NET LOSS	$(28,445)	$(34,339)	$(88,219)	$(311,245)	$(18,110,131)

Unrealized (loss) gain on related party securities	(1,056)	(24,867)	(1,642)	(26,556)	3,333

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(1,056)	(24,867)	(1,642)	(26,556)	3,333

COMPREHENSIVE (LOSS)	$(29,501)	$(59,206)	$(89,861)	$(337,801)	$(18,113,464)

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception of $18,492,099 and at September 30, 2012 had a working capital deficiency of $137,370. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business.  The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2- BASIS OF PRESENTATION (continued)

Intangible Assets
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2012, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation which began in 2010 and was completed in February 2012. The Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.
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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

The Company adopted certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on the Company’s consolidated financial statements.

The Company adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only.

The Company adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not to be less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

During the nine month period ended September 30, 2012, the Company sold Nil Bravo shares and recorded an additional unrealized loss of $(704) to September 30, 2012. As a result, the carrying value of the available for sale shares of Bravo is $704 as at September 30, 2012.

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

During the year ended December 31, 2010, the Company received 1,451,360 restricted shares of Legacy valued to $72,568 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an other-than-temporary loss in the carrying value of its available-for-sale securities totaling $47,069. As a result, the carrying value of the available for sale shares of Legacy is $37,535 as at December 31, 2010.

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

During the nine month period ended September 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $(938) to September 30, 2012. As a result, the carrying value of the available for sale shares of Legacy is $2,815 as at September 30, 2012.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2012	2011
2,345,937 (2011-2,345,937) shares of Legacy Wine & Spirits	$2,815	$3,754
35,187 (2011- 35,187) shares of Bravo Enterprises Ltd.	704	1,407
	$3,519	$5,161

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 4 – INVESTMENTS IN INTANGIBLE ASSETS

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company will issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.  During the year ended December 31, 2011, the Company capitalized $6,212 in patent work. During the nine months ended September 30, 2012, the Company capitalized a further $450 in patent work.

Total Investments in Terralene Fuels costs at September 30, 2012 and December 31, 2011 total $181,662 and $131,212 respectively and include the following assets:

	September 30, 2012	December 31, 2011
Patents, trademarks, copyright	$111,662	$81,212
Formulas, reports, studies	35,000	25,000
Schematics, proprietary info	21,000	15,000
Website	7,000	5,000
Terralene brandname	7,000	5,000
	$181,662	$131,212

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – OTHER ASSETS

The Company signed an Agreement dated March 28, 2008 with EnEco Industries Ltd. ("EnEco"), a waste management company that has been in operation for fifteen years, to form an alliance for a renewable energy entity, where the Company will take majority interest in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants designed by EnEco. These plants will be in strategically located areas diverting tons of garbage from landfills and drastically reducing greenhouse gas outputs. As of September 30, 2012 and December 31, 2011, the Company has incurred $Nil on this project.

NOTE 6 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)
On October 1, 2011, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the nine month ended September 30, 2012, $3,750 was expensed (December 31, 2011 - $1,250).

b)
On October 1, 2011, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the nine month ended September 30, 2012, $3,750 was expensed (December 31, 2011 - $1,250).

c)
On October 1, 2011 the Company entered into an agreement with Compte de Sierge Accomodative Corp. Limited (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock.  During the nine month ended September 30, 2012, $3,750 was expensed (December 31, 2011 - $1,250).

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 6 – DEFERRED COMPENSATION (con’t)

d)
On August 30, 2012, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides consulting services to the Company (valued at $25,000) in exchange for 25,000,000 restricted shares of the Company’s common stock.  During the nine month period ended September 30, 2012, $1,042 was expensed (December 31, 2011 - $Nil).

e)
On August 30, 2012, the Company entered into an agreement with a consultant, with a two-year term, whereby the consultant provides consulting services to the Company (valued at $25,000) in exchange for 25,000,000 restricted shares of the Company’s common stock.  During the nine month period ended September 30, 2012, $1,042 was expensed (December 31, 2011 - $Nil).

As at September 30, 2012, the unamortized portion of the deferred compensation totaled $62,917 (December 31, 2011 - $37,500).

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized.

(1)	2012 Stock Transactions

During the nine months ended September 30, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to  its agreement with Global Terralene Inc. (See Note 4).

During the nine months ended September 30, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800.

During the nine months ended September 30, 2012, the Company issued 50,000,000 restricted common shares valued at $50,000 pursuant to deferred compensation agreements. (See Note 6)

(2)	2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	15,000,000	0.03
Exercised during 2012	(15,000,000)
Balance, September 30, 2012	3,002,517	$0.20	2.67 years

During the nine months ended September 30, 2012, the Company granted 15,000,000 options to certain related party creditors.  The options were simultaneously converted by the option holders into 15,000,000 shares of the company’s $0.0001 par value common stock under the terms of the Company’s 2012 Stock Incentive and Option Plan as follows: a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800. Accordingly, the value of the options on grant date approximated the fair value of the stock they were exercised into in order to satisfy the debt.

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, companies controlled by significant shareholders earned $24,584 (2011 - $36,503) pursuant to the expired portion of deferred compensation services contracts (refer to Note 6).

During the nine months ended September 30, 2012, the Company paid $3,015 (2011 -$5,743) to directors for management fees.

During the nine months ended September 30, 2012, the Company incurred expenses for office rent of $23,343 (2011 - $23,187) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	September 30, 2012	December 31, 2011

Significant shareholders	$102,026	$62,606

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

TERRALENE FUELS CORPORATION
(Formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 10 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carryforwards of approximately $18,500,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2032.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of non-cash investing and financing activities:

Cash paid during the six months ended September 30, 2012 and 2011 for:	2012	2011

Interest	$-	$-

Income taxes	$-	$-

Shares issued for debt settlement	$27,700	$103,500

Shares issued for deferred compensation	$50,000	$30,000

During the nine months ended September 30, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800.

During the nine months ended September 30, 2012, the Company issued 50,000,000 restricted common shares valued at $50,000 pursuant to deferred compensation agreements. (See Note 6)

The Company paid no cash for interest and income taxes for the three months ended September 30, 2012 and 2011.

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

During the nine month period ended September 30, 2012, the Company sold Nil Bravo shares and recorded an additional unrealized loss of $(704) to September 30, 2012. As a result, the carrying value of the available for sale shares of Bravo is $704 as at September 30, 2012.

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

During the nine month period ended September 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $(938) to September 30, 2012. As a result, the carrying value of the available for sale shares of Legacy is $2,815 as at September 30, 2012.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2012	2011
2,345,937 (2011-2,345,937) shares of Legacy Wine & Spirits	$2,815	$3,754
35,187 (2011- 35,187) shares of Bravo Enterprises Ltd.	704	1,407
	$3,519	$5,161

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

As of September 30, 2012, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the nine month period ended September 30, 2012 (2011- $Nil)

ALTERNATIVE FUELS SECTOR

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company  issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure.  During the year ended December 31, 2011, the Company capitalized $6,212 in patent work. During the nine months ended September 30, 2012, the Company capitalized a further $450 in patent work.

Total Investments in Terralene Fuels costs at September 30, 2012 total $181,662 (2011 - $125,000) and include the following assets:

	September 30, 2012	December 31, 2011
Patents, trademarks, copyright	$111,662	$81,212
Formulas, reports, studies	35,000	25,000
Schematics, proprietary info	21,000	15,000
Website	7,000	5,000
Terralene brandname	7,000	5,000
	$181,662	$131,212

Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

Liquidity and Capital Resources.

At September 30, 2012, we had total assets of $185,339, including current assets in cash of $158. We have available for sale securities of $3,519, and intangible assets of $181,662. As of December 31, 2011, we had total assets of $136,434. The increase in assets is due to an increase in our investment in intangible assets – the Terralene Project.

At September 30, 2012, we had current liabilities of $137,528, which was represented by accounts payable and accrued liabilities of $35,502 and due to related parties in the amount of $102,026. As of December 31, 2011 we had total current liabilities of $101,045. The increase in liabilities was due to an increase in the amounts due to related parties. At September 30, 2012, we had a working capital deficiency of $137,370. (December 31, 2011 - $100,984).

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

Results of Operations

We have realized minimal revenues from operations to date. Loss from operations for the three month period ended September 30, 2012 was $28,445 (2011 - $34,339). This decrease in loss was due to a decrease in consulting fees, investor relation fees and professional fees.

Loss from operations for the nine month period ended September 30, 2012 was $88,219 (2011 - $311,425). This decrease in loss was largely due to a decrease in consulting fees.

From inception to September 30, 2012, we have incurred cumulative net losses of $18,110,131 resulting primarily from a write-down and equity loss in Bravo Enterprises Ltd. (a related party) of $1,394,280, a $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Wine & Spirits International Ltd. (a related party – see our Investment in Available for sale securities - Legacy Wine & Spirits International Ltd. above) and general and administrative expenses of $16,374,392, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,851,949, write-down of URL costs of $1,571,657 and write-down of technology license of $2,055,938.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, we had cash in the amount of $158. We have not generated any significant revenues since inception and have incurred a net loss of $18,492,099 from our inception on September 13, 1999 to September 30, 2012. Our current operating funds are insufficient to cover any additional costs for our film production & distribution sector or our waste energy sector. Terralene Fuels Corporation does not expect significant start up costs to complete the installation of Gasification Plants for its waste energy project. The newly acquired Terralene project has had all the research and development already completed and the Company will incur costs to get the product to market, which are not yet determinable. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to its agreement with Global Terralene Inc.

During the nine months ended September 30, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800.

During the nine months ended September 30, 2012, the Company issued 50,000,000 restricted common shares valued at $50,000 pursuant to deferred compensation agreements.

(2)	2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	15,000,000	0.03
Exercised during 2012	(15,000,000)
Balance, September 30, 2012	3,002,517	$0.20	2.67 years

During the nine months ended September 30, 2012, the Company granted 15,000,000 options to certain related party creditors.  The options were simultaneously converted by the option holders into 15,000,000 shares of the company’s $0.0001 par value common stock under the terms of the Company’s 2012 Stock Incentive and Option Plan as follows: a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800. Accordingly, the value of the options on grant date approximated the fair value of the stock they were exercised into in order to satisfy the debt.

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

TERRALENE FUELS CORPORATION

Date: November 19, 2012	By:	/s/ J. Cruz
Jaclyn Cruz
President and a Director.

Date: November 19, 2012	By:	/s/ M. Kelly
Matt Kelly
Director, Secretary & Treasurer