Form 10-K
period 2012-12-31
TERRALENE FUELS Corp
filed 2013-04-15
CIK 1076262

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 31, 2013, there were 139,198,691 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  Form 8-K filed February 3, 2012 with respect to a Change in Directors

Terralene Fuels Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2012

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

PART I

ITEM 1. BUSINESS GENERAL

Terralene Fuels Corporation, formerly Golden Spirit Enterprises Ltd., formerly Golden Spirit Gaming Ltd., formerly Golden Spirit Mining Ltd., formerly Golden Spirit Minerals Ltd., formerly 2UOnline.com, Inc., formerly Power Direct, Inc., was incorporated in the State of Delaware on September 13, 1993, and we maintain our principal executive offices at 1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada V6E 4N5. Our offices in the United States are located at 35 South Ocean Avenue, Patchogue, New York, 11772.

We changed our name from Power Direct, Inc., to 2UOnline.com, Inc. by filing a Certificate of Amendment to our Certificate of Incorporation on January 31, 2000. We also changed our trading symbol from "PWDR" to "TWOU" in order to reflect our decision to shift our focus from oil and gas production to Internet- related activities. Our symbol was then changed to "TWOUE". On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". The Company filed a certificate of amendment to its Articles of Incorporation with the State of Delaware on October 1, 2003 to change its name to Golden Spirit Minerals Ltd. The name change reflects management's decision to shift the Company's focus from internet-based business development to mineral exploration. On October 8, 2003, the trading symbol for the Company became "GSPM". On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. and the trading symbol was "GSML". On July 18, 2005 the Company changed its name to Golden Spirit Gaming Ltd. and the trading symbol was “GSGL”. On June 30, 2006, the Company changed it’s name to Golden Spirit Enterprises Ltd. and the trading symbol is currently “GSPT”. On November 29, 2011, the Company changed its name to Terralene Fuels Corporation and the trading symbol remains as “GSPT

OUR BUSINESS

In 2010, the Company signed an agreement with Global Terralene Inc .for the acquisition of all assets pertaining to Terralene Fuels. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. Further details on the new Terralene Fuels project can be viewed on our website www.terralenefuels.net. See alternative fuels sector below.

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

As of December 31, 2012, the Company has not secured any facilities to construct the Gasification Plant, nor has it incurred any other expenditures for the year ended December 31, 2012. (2011 - $Nil). The Company decided in the last quarter of 2012 not to continue with this project due to the inability to secure financing and facilities.

ALTERNATIVE FUELS SECTOR

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012 once it received certain documents outlined in the agreement. are prepared. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. During the year ended December 31, 2012, the Company capitalized $18,907 (2011- $6,212) in patent work.

Total Investments in Terralene Fuels costs at December 31, 2012 and 2011 total $200,119 and $131,212 respectively and include the following assets:

Patents,trademarks,copyright Formulas, reports, studies Schematics, proprietary info Website Terralene brandname

The purchase was completed in 2012 and no preliminary allocation has been completed. Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

As of December 31, 2012, the Company continues to search for partners in the alternative fuels sector to join Terralene in the future development of the product.

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2012

Percent Ownership	Entity	Nature of Ownership

1.40%	Legacy Platinum Group Inc.	2,345,937 Shares of Common Stock *
0.50%	Bravo Enterprises Ltd.	703,750 Shares of Common Stock **

* 1,451,360 of these shares are restricted common shares
** 700,300 of these shares are restricted common shares.

Employees.

We currently have 2 full-time employee/consultants. None of our employees are subject to any collective bargaining agreements.

Change in Directors

On February 1, 2012, the Company accepted the resignation of Sharon Deutsch as Secretary, Treasurer, Director and Chief Financial Officer of the Company. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Company operations, policies or practices.

On February 1, 2012 Matt Kelly, an American businessman, based in New York U.S.A., joined the Board of Directors and was appointed Secretary, Treasurer and Chief Financial Officer of the Company.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Property Held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2012	December 31, 2011

Cash	$207	$61

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities.

We do not own any real property. As of August 1, 2012, Terralene Fuels Corporation has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Terralene Fuels Corporation principal corporate offices are located at 35 South Ocean Avenue Patchogue, NY, 11772 Fax – 1 888 265 0498 Phone – 1 888 488 6882

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2012 there were approximately 2,000 holders of the outstanding shares of the Terralene Fuel Corporation's $0.0001 par value common stock. Terralene Fuel Corporation's participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. On or about April 18, 2000, we were removed from the Over-the-Counter Bulletin Board ("OTCBB") for failure to comply with NASD Rule 6530, which requires any company listed on the OTCBB to be current in its public reporting obligations pursuant to the Securities and Exchange Act of 1934. The Company was re-instated on the OTCBB on October 7, 2002 under the symbol "TWOU". Commensurate with the name change and forward stock split, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Registrant's CUSIP Number has changed from 9021014 20 7 to 3811194 10 9. On October 8, 2003, being 6:30 A.M. EST, the Registrant's symbol changed from TWOU to "GSPM". On October 19, 2004, being 6:30 A.M. EST, the Registrant's symbol changed from GSPM to "GSML".

Effective at the opening on July 18, 2005 the Company’s symbol changed from GSML to “GSGL” and the CUSIP Number became 38119U 10 1.

Effective at the opening on June 30, 2006, the Company’s symbol changed from GSGL to “GSPT” and the CUSIP Number is now 38119N 10 7.

Effective at the opening on November 29, 2011, the Company’s symbol remained as “GSPT” and the CUSIP Number is now 88104B 10 5.

According to quotes provided by quotemedia.com, the Terralene Fuel Corporation’s common stock closed at:

Quarter	High	Low

2010 First Quarter	$0.04	$0.02
2010 Second Quarter	$0.09	$0.02
2010 Third Quarter	$0.07	$0.03
2010 Fourth Quarter	$0.05	$0.03
2011 First Quarter	$0.00	$0.00
2011 Second Quarter	$0.06	$0.03
2011 Third Quarter	$0.07	$0.01
2011 Fourth Quarter	$0.01	$0.00
2012 First Quarter	$0.00	$0.00
2012 Second Quarter	$0.00	$0.00
2012 Third Quarter	$0.00	$0.00
2012 Fourth Quarter	$0.00	$0.00

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

Common Stock:

The Company is authorized to issue 500,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.0001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefore; provided, however, that the cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable. As of December 31, 2012, 139,198,691 shares of Terralene Fuels Corporation’s common stock were issued and outstanding.

(1)           2012 Stock Transactions

During the year ended December 31, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to its agreement with Global Terralene Inc.

During the year ended December 31, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800.

During the year ended December 31, 2012, the Company issued 50,000,000 restricted common shares valued at $50,000 pursuant to deferred compensation agreements.

(2)           2011 Stock Transactions

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

(3)           2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	15,000,000	0.03
Exercised during 2012	(15,000,000)
Balance, December 31, 2012	3,002,517	$0.20	2.67 years

During the year ended December 31, 2012, the Company granted 15,000,000 options to certain related party creditors. The options were simultaneously converted by the option holders into 15,000,000 shares of the company’s $0.0001 par value common stock under the terms of the Company’s 2012 Stock Incentive and Option Plan as follows: a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800. Accordingly, the value of the options on grant date approximated the fair value of the stock they were exercised into in order to satisfy the debt.

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2012		2011

Revenue	$	Nil	$	Nil
Operating Loss		(125,924)		(359,281)
Net Loss		(125,924)		(393,813)
BaBasic and diluted net loss per share		0.00		0.01
CaCash dividends declared per share		-		-
Cash, cash equivalents, & short term investments		207		61
Total assets		209,768		136,434
Long-term obligations		-		-
Stockholders’ equity (deficit)		26,029		35,389

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

Liquidity and Capital Resources.
For the year ended December 31, 2012, we had total assets of $209,768, compared to total assets in 2011 of $136,434. This includes a cash balance of $207, compared to $61 in 2011. We have available for sale securities with a fair value of $9,442 as at December 31, 2012 and intangible assets of $200,119. The increase in assets was due to the increase in intangible assets from additional patent work and an increase in the fair market value of marketable securities –related parties.

At December 31, 2012, we had current liabilities of $183,739, which was represented by accounts payable and accrued liabilities of $62,339 and $121,400 due to related parties. At December 31, 2011 we had current liabilities of $101,045. The increase in liabilities was due to a increase in trade payables and amounts payable to related parties. At December 31, 2012, we had a working capital deficiency of $ (183,532).(2011 - $(100,984)

Results of Operations
We realized revenue in 2012 of $Nil (2011- $ Nil) and other income of $Nil (2011 - $Nil). In prior years, our revenues from prior businesses totaled $167,449. During the year ended December 31, 2012 our loss was $125,924 (2010 - $393,813). This decrease in loss was due to a decrease in consulting fees and investor relations fees.

From inception to December 31, 2012, we have incurred cumulative net losses of $18,147,836 resulting primarily from a write-down and equity loss in Bravo Enterprises Ltd. (a related party) of $1,707,581, a  $600,000 property option loss as a recorded value of certain restricted shares issued to Legacy Platinum Group (a related party – see our Investment in Available for sale securities (b) Legacy Platinum Group Inc. above), a gain on the sale of securities – related parties of $216,509, a loss on impairment of securities-related parties of $115,602 and  general and administrative expenses of $16,412,097, the majority of which is made up of consulting fees and stock based compensation expense totaling $7,860,699.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

To address the going concern problem discussed in our financial statements, we will require additional working capital. We will also require additional funds to implement our business strategies, including funds for payment of undetermined expenses relating to the Terralene Fuels venture. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability to operate as a going concern. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Our Plan of Operation for the Next 12 Months. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Anticipated revenues for the first quarter of 2013 are expected to be nil. Therefore, additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

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
New York, USA

We have audited the accompanying consolidated balance sheets of Terralene Fuels Corporation, (formerly Golden Spirit Enterprises Ltd.) (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and other comprehensive loss for each of the years in the two year period ended December 31, 2012 and for the cumulative period from September 13, 1998 (inception) through December 31, 2012. Terralene Fuels Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terralene Fuels Corporation as of December 31, 2012 and 2011, and the results of its activities and cash flows for each of the years in the two year period ended December 31, 2012 and for the cumulative period from September 13, 1993 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

__________________________
/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 15, 2013

TERRALENE FUELS CORPORATION
 (formerly Golden Spirit Enterprises Ltd.)
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$207	$61

TOTAL CURRENT ASSETS	207	61

AVAILABLE FOR SALE SECURITIES – related parties	9,442	5,161
INTANGIBLE ASSETS	200,119	131,212

TOTAL ASSETS	$209,768	$136,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES
Accounts payable and accrued liabilities	$62,339	$38,439
Due to related parties	121,400	62,606

TOTAL CURRENT LIABILITIES	$183,739	$101,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized
Issued and outstanding:
139,198,691 (2011 – 72,198,691) common shares	13,920	7,220
Additional paid-in capital	18,588,650	18,467,650
Deferred compensation	(52,917)	(37,500)
Deficit accumulated during the development stage	(18,529,804)	(18,403,880)
Accumulated other comprehensive income (loss)	6,180	1,899

TOTAL STOCKHOLDERS’ EQUITY	26,029	35,389

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$209,768	$136,434

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			September 13,
	Year Ended	Year Ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2012	2011	2012
REVENUES
Processing fees	$-	$-	$98,425
Gaming Revenue	-	-	18,596
Sale of oil and gas interest	-	-	47,501
Interest income	-	-	2,927
TOTAL REVENUES	-	-	167,449
COST OF SALES – Poker royalties and processing fees	-	-	30,601
GROSS PROFIT (LOSS)	-	-	136,848
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and marketing	-	-	93,895
Consulting fees	23,958	232,863	7,860,699
Depreciation and amortization	-	-	132,569
Exploration costs	-	-	241,754
Investor relations	10,625	26,128	768,088
Litigation settlement	-	-	52,169
Loss on settlement of debt	-	-	302,500
Management fees	-	-	378,447
Office and general	50,284	51,468	792,028
Poker Sponsorships	-	-	52,500
Professional fees	30,877	35,060	750,295
Travel and accommodation	6,165	6,518	295,262
Wages and salaries	4,015	7,243	272,308
Write-off of website development costs	-	-	425,682
Write-down (recovery) of URL costs	-	-	1,571,657
Write-down of technology license	-	-	2,055,938
Write-down of film production and distribution costs	-	1	90,763
Write-off of other assets	-	-	275,543
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	125,924	359,281	16,412,097
OTHER INCOME (EXPENSES)
EQUITY LOSS FROM BRAVO ENTERPRISES LTD.	-	-	(1,394,280)
WRITE-DOWN OF INVESTMENT IN BRAVO ENTERPRISES	-	-	(313,301)
GAIN/(LOSS) ON SALE OF SECURITIES-RELATED PARTIES	-	-	216,509
(LOSS) ON IMPAIRMENT OF SECURITIES-RELATED PARTIES	-	(34,532)	(115,602)
DILUTION GAIN – LEGACY PLATINUM GROUP INC.	-	-	334,087
PROPERTY OPTION LOSS	-	-	(600,000)
TOTAL OTHER INCOME (EXPENSES)	-	(34,532)	(1,872,587)
Loss before income taxes	(125,924)	(393,813)	(18,147,836)
Income Tax Provision	-	-	-
NET LOSS	$(125,924)	$(393,813)	$(18,147,836)
NET LOSS ATTRIBUTED TO NONCONTROLLING INTEREST	-	-	479,978
NET LOSS TO TERRALENE FUELS CORPORATION	$(125,924)	$(393,813)	$(17,667,858)
BASIC & DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)
BASIC & DILUTED WEIGHTED AVG. COMMON SHARES	97,100,061	57,486,554

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 1993 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Deferred	Deficit Accumulated During the	Accumulated
	Number of		Paid-in	Compensation	Development	Comprehensive	Other
	Shares	Amount	Capital	(Note 6)	Stage	Loss	Total
		$	$	$	$	$	$

Balance, September 13, 1993 (date of inception)	0	0	0	0	0	0	0
September 30, 2003 – common stock issued for cash at $0.01 per share	100,000	10	990	0	0	0	1,000
Net loss for the period ended December 31, 1993	0	0	0	0	(1,000)	0	(1,000)

Balance, December 31, 1993	100,000	10	990	0	(1,000)	0	0
Net loss for the years ended December 31, 1994 through 1997	0	0	0	0	0	0	0
Net loss for the year ended December 31, 1998	0	0	0	0	(10,797)	0	(10,797)

Balance, December 31, 1998	100,000	10	990	0	(11,797)	0	(10,797)
January 6, 1999 – common stock issued for Rising Phoenix
finders’ fee at $18.00 per share	13,333	1	239,999	0	0	0	240,000
January 6, 1999 – common stock issued for cash and
management remuneration at $18.00 per share	10,000	1	179,999	0	0	0	180,000
January 28, 1999 – commons stock issued for services at $21.60 per share	10,000	1	215,999	0	0	0	216,000
February 26, 1999 – common stock issued for services at $21.60 per share	8,333	1	179,999	0	0	0	180,000
April 14, 1999 – common stock issued for cash (net of finance fee
of $99,500) at $4.80 to $15.00 per share	118,792	12	900,488	0	0	0	900,500
Less: fair value of warrants issued on financing	0	0	(764,095)	0	0	0	(764,095)
April 14, 1999 – warrants issued on financing	0	0	764,095	0	0	0	764,095
April 23, 1999 – stock based compensation	0	0	210,706	0	0	0	210,706
April 28, 1999 – common stock issued for technology licence
finder’s fee at $18.00 per share	6,667	1	119,999	0	0	0	120,000
June 15, 1999 – common stock issued for technology license at
$18.00 per share	50,000	5	899,995	0	0	0	900,000

June 15, 1999 – common stock issued for services at $15.00 per share share	333	0	5,000	0	0	0	5,000
June 30, 1999 – common stock issued for services at $15.60 per share hare	4,167	0	65,000	0	0	0	65,000
July 15, 1999 – warrants issued for URL purchase	0	0	328,858	0	0	0	328,858
July 20, 1999 – common stock issued for cash on exercise of
warrants at $18.0 per share	13,333	1	239,999	0	0	0	240,000
September 1, 1999 – warrants issued for URL purchase	0	0	220,146	0	0	0	220,146
September 1, 1999 – common stock issued for cash on exercise
of warrants at $18.00 per share	1,667	0	30,000	0		0	30,000
October 14, 1999 – common stock issued for cash on exercise of	667	0	10,000	0	0	0	10,000
warrants at $15.00 per share
October 22, 1999 – stock based compensation	0	0	42,963	0	0	0	42,963
November 3, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
November 9, 1999 – common stock issued for technology
license at $ per share	50,000	5	899,995	0	0	0	900,000

November 15, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	3,333	0	50,000	0	0	0	50,000
November 19, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	10,833	1	194,999	0	0	0	195,000
November 24, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	13,333	1	239,999	0	0	0	240,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	8,333	1	149,999	0	0	0	150,000
November 25, 1999 – common stock issued for acquisition of
URL’s at $18.00 per share	4,167	0	75,000	0	0	0	75,000
November 29, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
December 6, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
December 9, 1999 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
Dividends paid	0	0	0	0	(219,978)	0	(219,978)
Rounding adjustment	0	2	(2)	0	0	0	0
Net loss	0	0	0	0	(4,201,051)	0	(4,201,051)

Balance, December 31, 1999	431,291	43	5,560,130	0	(4,432,826)	0	1,127,347
January 24, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
January 26, 2000 – common stock issued for cash on exercise	1,333	0	20,000	0	0	0	20,000
of warrants at $15.00 per share
January 31, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 8, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 9, 2000 – common stock issued for cash on exercise	833	0	12,500	0	0	0	12,500
of warrants at $15.00 per share
February 11, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.00 per share
February 18, 2000 – common stock issued for cash on exercise	2,500	0	37,500	0	0	0	37,500
of warrants at $15.0 per share
February 24, 2000 – common stock issued for deferred compensation at $51.00 per share	11,667	1	594,999	(595,000)	0	0	0
February 24, 2000 – common stock issued for interest in oil and gas property	63,333	6	1,519,994	0	0	0	1,520,000
February 24, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
February 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	1,667	0	25,000	0	0	0	25,000
March 2, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 8, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 17, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
March 24, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	1,667	0	25,000	0	0	0	25,000
March 31, 2000 – common stock issued for cash on exercise
of warrants at $15.0 per share	833	0	12,500	0	0	0	12,500
April 12, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
April 28, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	833	0	12,500	0	0	0	12,500
August 10 2000 – common stock issued for services at $0.30
per share	833	0	15,000	0	0	0	15,000
October 5, 2000 – common stock issued for cash on exercise
of warrants at $15.00 per share	667	0	10,000	0	0	0	10,000
Deferred compensation expense recorded in the year	0	0	0	190,894	0		190,894
Rounding adjustment	0	3	(3)	0	0	0	0
Net loss	0	0	0	0	(1,350,249)	0	(1,350,249)

Balance, December 31, 2000	526,621	53	7,982,620	(404,106)	(5,783,075)	0	1,795,492
Deferred compensation expense recorded in the year	0	0	0	208,246	0	0	208,246
Net loss	0	0	0	0	(1,495,844)	0	(1,495,844)

Balance, December 31, 2001	526,621	53	7,982,620	(195,860)	(7,278,919)	0	507,894
November 6, 2002 – common stock issued for services at $1.20 per share	149,167	15	178,985	0	0	0	179,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	6,832	6,832
Deferred compensation expense recorded in the year	0	0	0	71,896	0	0	71,896
Net loss	0	0	0	0	(1,025,820)	0	(1,025,820)

Balance, December 31, 2002	675,788	68	8,161,605	(123,964)	(8,304,739)	6,832	(260,198)
January 10, 2003 – common stock issued for deferred compensation at $.60	325,000	33	194,967	(195,000)	0	0	0
January 10, 2003 – common stock issued for services at $0.60	16,667	2	9,998				10,000
January 14, 2003 – common stock issued to acquire “Miss Beverly Hills”	1,666,667	167	199,833	0	0	0	200,000
January 21, 2003 – common stock issued for services at $0.36	833,333	83	299,917	0	0	0	300,000
February 4, 2003 – return and cancellation of common stock	(1,666,667)	(167)	(199,833)	0	0	0	(200,000)
February 4, 2003 – return and cancellation of common stock	(416,667)	(42)	(149,958)	0	0	0	(150,000)
February 12, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
February 19, 2003 – common stock issued for exercise of stock options at $0.36	16,667	2	5,998	0	0	0	6,000
April 14, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 2, 2003 – common stock issued for exercise of stock options at $0.36	163,333	16	58,784	0	0	0	58,800
May 6, 2003 – common stock issued for exercise of stock options at $0.36	41,667	4	14,996	0	0	0	15,000
May 16, 2003 – common stock issued for exercise of stock options at $0.36	33,333	3	11,997	0	0	0	12,000
May 27, 2003 – return and cancellation of common stock	(41,667)	(4)	(14,996)	0	0	0	(15,000)
May 30, 2003 – common stock issued for exercise of stock options at $0.36	66,667	7	23,993	0	0	0	24,000
June 11, 2003 – common stock issued for exercise of stock options at $0.42	145,833	15	61,235	0	0	0	61,250
June 23, 2003 – common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
June 26, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
July 16, 2003 - common stock issued for exercise of stock options at $0.42	37,500	4	15,746	0	0	0	15,750
July 17, 2003 - common stock issued for exercise of stock options at $0.42	25,000	3	10,497	0	0	0	10,500
July 28, 2003 - common stock issued for exercise of stock options at $0.42	12,500	1	5,249	0	0	0	5,250
August 1, 2003 - common stock issued for exercise of stock options at $0.42	50,000	5	20,995	0	0	0	21,000
August 8, 2003 - common stock issued for exercise of stock options at $0.42	16,667	2	6,998	0	0	0	7,000
August 11, 2003 - common stock issued for exercise of stock options at $0.42	45,833	5	19,245	0	0	0	19,250
August 14, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
August 14, 2003 - common stock issued for exercise of stock options at $0.48	91,667	9	43,991	0	0	0	44,000
August 29, 2003 - common stock issued for exercise of stock options at $0.48	25,000	3	11,997	0	0	0	12,000
August 29, 2003 - common stock issued for exercise of stock options at $0.42	8,333	1	3,499	0	0	0	3,500
October 13, 2003 – common stock issued for debt settlement at $0.54	338,426	34	182,716	0	0	0	182,750
October 13, 2003 – common stock issued for exercise of stock options at $0.04	66,667	7	47,993	0	0	0	48,000
October 22 , 2003 – common stock issued for exercise of stock options at $0.72	46,111	5	33,195	0	0	0	33,200
October 22, 2003 – common stock issued for interest in mining property at $0.48	25,000	3	26,997	0	0	0	27,000
October 24 , 2003 – common stock issued for exercise of stock options at $0.72	30,904	3	22,248	0	0	0	22,251
November 26, 2003 – common stock issued for exercise of stock options at $0.72	55,556	6	39,994	0	0	0	40,000
December 2, 2003 – common stock issued for exercise of stock options at $0.72	78,540	8	56,541	0	0	0	56,549
December 16, 2003 – return and cancellation of common stock	(5,556)	(1)	(2,332)	0	0	0	(2,333)
Stock-based compensation	0	0	364,300	0	0	0	364,300
Unrealized loss on available-for-sale securities	0	0	0	0	0	(6,947)	(6,947)
Deferred compensation expense	0	0	0	130,332	0	0	130,332
Rounding adjustment	0	(5)	5	0	0	0	0
Net loss	0	0	0	0	(1,279,867)	0	(1,279,867)

Balance, December 31, 2003	2,899,769	290	9,623,900	(188,632)	(9,584,606)	(115)	(149,163)
January 10, 2004 - common stock issued for deferred compensation at $0.90	111,111	11	99,989	(100,000)	0	0	0
January 14, 2004 – common stock issued for debt at $0.72	452,778	45	325,955	0	0	0	326,000
March 26, 2004 – common stock issued for services at $0.36	22,222	2	7,998	0	0	0	8,000
May 21, 2004 – common stock issued for exercise of stock options at $0.18	144,444	14	25,986	0	0	0	26,000
June 8, 2004 – common stock issued for exercise of stock options at $0.18	83,333	8	14,992	0	0	0	15,000
June 9, 2004 – common stock issued for exercise of stock options at $0.18	55,556	6	9,994	0	0	0	10,000
June 17, 2004 - common stock issued for debt at $0.18	344,444	34	61,966	0	0	0	62,000
June 29, 2004 – common stock issued for exercise of stock options at $0.18	50,000	5	8,995	0	0	0	9,000
July 6, 2004 – return and cancellation of common stock	(72,222)	(7)	(12,993)	0	0	0	(13,000)
July 6, 2004 – common stock issued for exercise of stock options at $0.18	88,889	9	15,991	0	0	0	16,000
September 27, 2004–common stock issued for exercise of stock options at $2.16	166,667	17	359,983	0	0	0	360,000
September 28, 2004–common stock issued for exercise of stock options at $2.16	111,111	11	239,989	0	0	0	240,000
October 1, 2004 – common stock issued for services at $1.80	7,222	1	12,999	(13,000)	0	0	0
October 1, 2004 – common stock issued for services at $1.80	97,222	10	174,990	(175,000)	0	0	0
October 18, 2004 – common stock issued for stock dividend (Note 6)	445,811	45	641,923	0	(641,968)	0	0
October 25, 2004 – common stock issued for property at $1.08	5,556	1	5,999	0	0	0	6,000
November 29, 2004 - common stock issued for property rights at $1.26	55,556	6	69,994	0	0	0	70,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 1, 2004 – common stock issued for services at $1.26	5,556	1	6,999	0	0	0	7,000
December 15, 2004 – common stock issued for property rights	55,556	6	59,994	0	0	0	60,000
Share reconciliation after dividend issue	(20)	0	0	0	0	0	0
Stock based compensation	0	0	552,100	0	0	0	552,100
Unrealized loss on available-for-sale securities	0	0	0	0	0	(1,112)	(1,112)
Deferred compensation expense	0	0	0	203,917	0	0	203,917
Rounding adjustment	0	(2)	1	0	0	0	(1)
Net loss	0	0	0	0	(1,883,337)	0	(1,883,337)

Balance, December 31, 2004	5,136,117	514	12,314,743	(272,715)	(12,109,911)	(1,227)	(68,596)
February 15, 2005 - common stock issued for stock options at $0.54	143,056	14	77,236	0	0	0	77,250
February 25, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 7, 2005 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
April 8, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
May 17, 2005 - common stock issued for stock options at $0.54	83,333	8	44,992	0	0	0	45,000
June 28, 2005 - common stock issued for consulting at $0.36	166,667	17	59,983	(60,000)	0	0	0
July 5, 2005 - common stock issued for stock options at $0.36	186,111	19	66,981	0	0	0	67,000
July 22, 2005 - common stock issued for stock options at $0.36	55,556	6	19,994	0	0	0	20,000
July 26, 2005 - common stock issued for stock options at $0.36	138,889	14	49,986	0	0	0	50,000
August 10, 2005 - common stock issued for stock options at $0.36	109,722	11	39,489	0	0	0	39,500
July 13, 2005 - common stock issued for private placement at $0.36	152,778	15	54,985	0	0	0	55,000
July 12, 2005 - common stock issued for consulting services at $0.36	5,555,556	556	1,999,444	(2,000,000)	0	0	0
Stock0based compensation	0	0	743,500	0	0	0	743,500
Unrealized gain on available-for-sale securities	0	0	0	0	0	1,112	1,112
Deferred compensation expense	0	0	0	520,208	0	0	520,208
Rounding adjustment	0	(1)	1	0	0	0	0
Net loss	0	0	0	0	(1,842,055)	0	(1,842,055)

Balance, December 31, 2005	11,866,674	1,187	15,546,320	(1,812,507)	(13,951,966)	(115)	(217,081)
January 18, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
January 27, 2006 - common stock issued for stock options at $0.36	56,944	6	20,494	0	0	0	20,500
January 31, 2006 - common stock issued for stock options at $0.54	27,778	3	14,997	0	0	0	15,000
February 2, 2006 - common stock issued for stock options at $0.54	131,094	13	70,777	0	0	0	70,790

February 6, 2006 - common stock issued for stock options at $0.36	127,778	13	45,987	0	0	0	46,000
February 9, 2006 - common stock issued for stock options at $0.54	88,889	9	47,991	0	0	0	48,000
February 27, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
March 30, 2006 - common stock issued for consulting services at $0.54	16,667	2	8,998	0	0	0	9,000
April 1, 2006 - common stock issued for property options at $0.36	555,556	56	199,944	0	0	0	200,000
April 24, 2006 - common stock issued for stock options at $0.36	61,111	6	21,994	0	0	0	22,000
May 8, 2006 - common stock issued for stock options at $0.36	111,111	11	39,989	0	0	0	40,000
June 2, 2006 - common stock issued for consulting services at $0.18	972,222	97	192,403	(192,500)	0	0	0
June 22, 2006 – common stock issued for stock options at $0.18	41,667	4	7,496	0	0	0	7,500
September 19, 2006 – common stock issued for stock options at $0.09	60,000	6	5,394	0	0	0	5,400
December 13, 2006 – common stock issued for stock options at $0.09	200,000	20	17,980	0	0	0	18,000
December 14, 2006 – common stock issued for consulting services at $0.19	100,000	10	18,990	0	0	0	19,000
Stock based compensation	0	0	66,600	0	0	0	66,600
Unrealized gain on available-for-sale securities	0	0	0	0	0	(569)	(569)
Deferred compensation expense	0	0	0	1,854,517	0	0	1,854,517
Rounding adjustment	21	(2)	2	0	0	0	0
Net loss	0	0	0	0	(2,954,033)	0	(2,954,033)

Balance, December 31, 2006	15,528,624	1,553	16,726,244	(150,490)	(16,905,999)	(684)	(329,376)
February 1, 2007 – common stock issued for stock options at $0.09	170,000	17	15,283	0	0	0	15,300
April 3, 2007 – common stock issued for stock options at $0.09	305,000	30	27,420	0	0	0	27,450
April 13, 2007 – common stock issued for stock options at $0.09	265,000	27	23,823	0	0	0	23,850
April 30, 2007 – common stock issued for stock options at $0.09	250,000	25	22,475	0	0	0	22,500
April 30, 2007 – common stock issued for consulting services at $0.30	7,500	1	2,249	0	0	0	2,250
June 1, 2007 - common stock issued for private placement at $0.25	200,000	20	49,980	0	0	0	50,000
June 11, 2007 - return and cancellation of common stock	(30,000)	(3)	(2,697)	0	0	0	(2,700)
June 21, 2007 - common stock issued for stock options at $0.09	140,000	14	12,586	0	0	0	12,600
June 26, 2007 – common stock issued for stock options at $0.10	200,000	20	19,980	0	0	0	20,000
July 13, 2007 - common stock issued for stock options at $0.10	50,000	5	4,995	0	0	0	5,000
July 30, 2007 - return and cancellation of common stock	(50,000)	(5)	(4,995)	0	0	0	(5,000)
August 15, 2007 - common stock issued for deferred compensation at $0.18	200,000	20	35,980	(36,000)	0	0	0
October 26, 2007 - commons stock issued for stock options at $0.09	30,000	3	2,697	0	0	0	2,700
October 26, 2007 - commons stock issued for stock options at $0.10	500,000	50	49,950	0	0	0	50,000
November 1, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 2, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 7, 2007 - common stock issued for stock options at $0.10	400,000	40	39,960	0	0	0	40,000
November 7, 2007 - return and cancellation of common stock	(100,000)	(10)	(9,990)	0	0	0	(10,000)
November 20, 2007 - return and cancellation of common stock	(250,000)	(25)	(24,975)	0	0	0	(25,000)
November 21, 2007 - commons stock issued for stock options at $0.10	250,000	25	24,975	0	0	0	25,000
November 21, 2007 - common stock issued for private placement at $0.20	25,000	2	4,998	0	0	0	5,000
December 20, 2007 - return and cancellation of common stock	(150,000)	(15)	(14,985)	0	0	0	(15,000)
Stock based compensation	0	0	228,000	0	0	0	228,000
Unrealized gain on available-for-sale securities	0	0	0	0	0	587,218	587,218
Deferred compensation expense	0	0	0	84,668	0	0	84,668
Rounding adjustment	170	0	0	0	0	0	0
Net Loss	0	0	0	0	(422,958)	0	(422,958)

Balance, December 31, 2007	17,941,294	1,794	17,233,953	(101,822)	(17,328,957)	586,534	391,502

February 27, 2008 – common stock issued for director services at $0.11	30,000	3	3,297				3,300
May 16, 2008 - commons stock issued for stock options at $0.10	250,000	25	24,975				25,000
June 2, 2008 - commons stock issued for stock options at $0.10	375,500	37	37,513				37,550
June 4, 2008 - commons stock issued for stock options at $0.10	37,000	4	3,696				3,700
June 18, 2008 – common stock issued for director services at $0.14	25,000	2	3,498				3,500
July 21, 2008 - commons stock issued for stock options at $0.10	158,230	16	15,807				15,823
September 16, 2008 – common stock issued for director services at $0.04	25,000	2	998				1,000
Unrealized gain on available-for-sale securities						379,702	379,702
Deferred compensation expense				75,293			75,293
Net Loss					(245,550)		(245,550)

Balance, December 31, 2008	18,842,024	1,883	17,323,737	(26,529)	(17,574,507)	966,236	690,820

August 10, 2009 - commons stock issued for stock options at $0.04	100,000	10	3,990				4,000
October 6, 2009 - common stock issued for stock options at $0.02	25,000	2	498				500
October 22, 2009 - common stock issued for stock options at $0.02	2,500,000	250	49,750				50,000
November 25, 2009 - common stock issued for stock options at $0.06	100,000	10	5,990				6,000
November 30, 2009 - common stock issued for services at $0.07	700,000	70	48,930	(49,000)			0
December 4, 2009 - common stock issued for stock options at $0.05	400,000	40	19,960				20,000
December 16, 2009 - common stock issued for stock options at $0.05	275,000	28	13,722				13,750
December 30, 2009 - common stock issued for stock options at $0.03	500,000	50	14,950				15,000
Unrealized gain on available-for-sale securities						(704,024)	(704,024)
Write down of securities						(34,170)	(34,170)
Realized gain of sale of securities						(179,618)	(179,618)
Deferred compensation expense				30,320			30,320
Net Loss					(36,170)		(36,170)

Balance, December 31,2009 (Restated)	23,442,024	2,343	17,481,527	(45,209)	(17,610,677)	48,424	(123,592)

January 25 , 2010 - common stock issued for stock options at $0.04	515,000	52	20,548				20,600
April 15 , 2010 - common stock issued for stock options at $0.02	1,150,000	115	22,885				23,000
April 20, 2010 - common stock issued for stock options at $0.02	2,435,000	244	48,456				48,700
April 26, 2010 - common stock issued for stock options at $0.02	700,000	70	13,930				14,000
May 12, 2010 - common stock issued for stock options at $0.02	1,325,000	132	26,368				26,500
May 26, 2010 - common stock issued for services at $0.04	1,500,000	150	59,850	(60,000)			0
August 12, 2010- common stock issued for stock options @ $0.03	5,200,000	520	155,480				156,000
October 27, 2010 - common stock issued for options at $0.03	250,000	25	7,475				7,500
October 27, 2010 - common stock issued for services at $0.05	50,000	5	2,495				2,500
November 4, 2010 - cancellation of common stock issued for stock options at $0.03	(500,000)	(50)	(14,950)				(15,000)
November 4, 2010 - common stock issued for options at $0.03	500,000	50	14,950				15,000
November 24, 2010 - common stock issued for services at $0.03	2,941,667	294	87,956				88,250
December 9, 2010 - common stock issued for services at $0.03	415,000	42	12,408				12,450
December 9, 2010 - common stock issued for acquisition at $0.025	5,000,000	500	124,500				125,000
December 9, 2010 - cancellation of common stock issued for stock options at $0.03	(800,000)	(80)	(23,920)				(24,000)
December 9, 2010 - common stock issued for options at $0.03	800,000	80	23,920				24,000
Unrealized gain on available-for-sale securities						2,890	2,890
Write down of securities						(47,069)	(47,069)
Deferred compensation expense				49,074			49,074
Net Loss					(399,390)		(399,390)

Balance, December 31, 2010	44,923,691	4,492	18,063,878	(56,135)	(18,010,067)	4,245	6,413

January 13, 2011 - common stock issued for services at $0.03	275,000	28	8,222				8,250
February 1, 2011 - common stock issued for options at $0.03	2,400,000	240	71,760				72,000
March 2, 2011 - common stock issued for options at $0.03	3,450,000	345	103,155				103,500
April 18, 2011 - common stock issued for options at $0.035	1,650,000	165	57,585				57,750
May 23, 2011- common stock issued for options at $0.03	4,500,000	450	134,550				135,000
December 27, 2011 - common stock issued for services at $0.002	15,000,000	1,500	28,500	(30,000)			0
Unrealized gain on available-for-sale securities						32,186	32,186
Write down of securities						(34,532)	(34,532)
Deferred compensation expense				48,635			48,635
Net Loss					(393,813)		(393,813)

Balance, December 31, 2011	72,198,691	7,220	18,467,650	(37,500)	(18,403,880)	1,899	35,389

February 3, 2012 - shares issued for Terralene agreement at $0.025	2,000,000	200	49,800				50,000
February 3, 2012 - shares issued for options at $0.0025	5,000,000	500	12,000				12,500
May 18, 2012 - shares issued for options at $0.002	5,200,000	520	9,880				10,400
September 6, 2012- common stock issued for options at $0.001	4,800,000	480	4,320				4,800
September 20, 2012 - common stock issued for services at $0.001	50,000,000	5,000	45,000	(50,000)			0
Unrealized (loss) gain on available-for-sale securities						4,281	4,281
Deferred compensation expense				34,583			34,583
Net Loss					(125,924)		(125,924)

Balance, December 31, 2012	139,198,691	13,920	18,588,650	(52,917)	(18,529,804)	6,180	26,029

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 13,
	Year ended	Year ended	1993 (inception)
	December 31,	December 31,	to December 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(125,924)	$(393,813)	$(18,147,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	132,569
Fees and services paid for with shares	34,584	254,135	5,541,252
Loss on settlement of debt	-	-	302,500
Stock-based compensation	-	-	2,208,169
Non-cash component of URL write-down	-	-	1,214,193
Resource property acquisition and exploration costs	-	-	763,000
Film production and development costs	-	-	(90,763)
Write-down of technology license	-	-	2,055,938
Write-off of website development costs	-	-	206,876
Write-down of film production & development costs	-	1	90,763
Write-off of other assets	-	-	9,657
Equity loss from Bravo Enterprises Ltd.	-	-	1,394,280
Write-down of investment in Bravo Enterprises Ltd.	-	-	313,301
(Gain)/Loss on sale of marketable securities	-	-	(216,509)
Loss on impairment of securities	-	34,532	115,602
Dilution gain – Legacy Platinum Group Inc.	-	-	(334,087)
Net changes in operating assets and liabilities	(28,181)	6,744	294,626
CASH FLOWS USED IN OPERATING ACTIVITIES	(119,521)	(98,401)	(4,146,469)

INVESTING ACTIVITIES
Deposit	-	-	(75,000)
Technology license	-	-	(135,938)
Acquisition of furniture and equipment	-	-	(32,696)
Website development costs	-	-	(306,876)
Other intangible assets	(18,907)	(6,212)	(39,965)
Purchase of securities – related parties	-	-	(75,603)
Net proceeds from sale of securities – related parties	-	-	380,238
Net cash on disposition of Legacy Platinum Group Inc.	-	-	209,955
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(18,907)	(6,212)	(75,885)

FINANCING ACTIVITIES
Net advances (to)/ from related parties	138,574	103,850	1,097,138
Net proceeds on sale of common stock	-	-	3,125,423
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	138,574	103,850	4,222,561

NET (DECREASE) INCREASE IN CASH	146	(763)	207

CASH, BEGINNING OF YEAR	61	824	-

CASH , END OF YEAR	$207	$61	$207

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)
STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Year ended December 31,		For the period from January 1, 1996 to December 31,
	2012	2011	2012

NET LOSS	$(125,924)	$(393,813)	$(18,147,836)

Unrealized (loss) gain on related party securities	4,281	(2,346)	6,180

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	4,281	(2,346)	6,180

COMPREHENSIVE (LOSS)	$(121,643)	$(396,159)	$(18,141,656)

The accompanying notes are an integral part of these financial statements

TERRALENE FUELS CORPORATION
(formerly Golden Spirit Enterprises Ltd.)
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teerralene Fuels Corporation, (formetly Golden Spirit Enterprises Ltd.) (The “Company”) was incorporated on September 13, 1993 in the State of Delaware as Power Direct, Inc. On January 31, 2000 the Company changed its name to 2U Online.com Inc. to reflect management’s decision to shift the Company’s focus from oil and gas exploration and development to internet-based business development. On October 8, 2003, the Company changed its name to Golden Spirit Minerals Ltd. to reflect management’s decision to shift the Company’s focus from internet-based business development to mineral exploration. On October 19, 2004, the Company changed its name to Golden Spirit Mining Ltd. On July 18, 2005, the Company changed its name to Golden Spirit Gaming Ltd. to reflect management’s decision to develop an online gaming business. The launch of the updated goldenspiritpoker.com website featuring real cash games, in addition to play money games, occurred in January 2006. By agreement dated July 18, 2005 as amended September 20, 2005 (the “Amended Agreement”), the Company agreed to acquire 100% of the issued and outstanding common shares of 4 Of A Kind Enterprises (“4KE”) doing business as EverythingAboutPoker.com for consideration of 1,388,889 post-reverse split restricted shares of the Company’s common stock which were placed in trust pending finalization of the agreement. The parties have agreed to complete this acquisition, subject to satisfactory completion of due diligence (See Note 5), effective March 31, 2006. Effective June 30, 2006, the Company completed a 1 for 18 reverse stock split (refer Note 7) and changed its name to Golden Spirit Enterprises Ltd. to reflect the Company’s plan to expand its operations to include the marketing of other products and venues not related to gaming including an agreement with Eneco Industries to participate in a series of Municipal Solid Waste (garbage) fueled Recycling and Resource Recovery Plants. In addition, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels.(refer to Note 4). On November 29, 2011, the Company changed its name to Terralene Fuels Corporation.

GOING CONCERN
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception of $18,147,836 and at December 31, 2012 had a working capital deficiency of $183,532. The Company and its subsidiaries are in the development stage and further significant losses are expected to be incurred in developing its business. The recoverability of the carrying value of assets and the ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. The Company intends to fund the marketing of its business with both equity financing and joint venture opportunities, although there are no assurances these opportunities will be successful. Accordingly, these factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The financial statements include the accounts of the Company and its subsidiaries, a 100% interest in PD Oil & Gas, Inc. (inactive), and a 100% interest in Cardstakes.com Enterprises Ltd. (inactive).

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S.Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, available-for-sale securities, accounts payable and accrued liabilities, amounts due to and due to related parties. Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$207	$-	$-	$207
Available securities	9,442	-	-	9,442
Intangible Assets	-	-	200,119	200,119
Total	$9,649	$-	$200,119	$209,768

Liabilities
Current and long-term debt	$183,739	$-	$-	$183,739
Total	$183,739	$-	$-	$183,739

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

Intangible Assets
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2012, the Company has not completed the purchase of intangible assets. The Company's investment in intangible assets consist of the acquisition of patents and other proprietary information of Terralene Fuels, a patented fuel alternative formulation. Except for the website, the Company determined that the intangibles have indefinite useful lives and will be reviewed annually for impairment.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only.

The Company adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not to be less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES

Bravo Enterprises Ltd.
The Company owns common shares of Bravo Enterprises Ltd. (formerly Organa Gardens International Inc.) (“Bravo”), a public company with directors and significant shareholders in common that does not represent a position of control of or significant influence over Bravo.

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

During the year ended December 31, 2012, the Company sold Nil Bravo shares and recorded an additional unrealized gain of $ 6,158. As a result, the carrying value of the available for sale shares of Bravo is $7,565 as at December 31, 2012.

Legacy Platinum Group Inc.
The Company owns common shares of Legacy Platinum Group Inc. (“Legacy”), a public company with directors and significant shareholders in common, that does not represent a position of control of or significant influence over Legacy

NOTE 3 – AVAILABLE–FOR-SALE SECURITIES – RELATED PARTIES (continued)

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

During the year ended December 31, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $ (1,877). As a result, the carrying value of the available for sale shares of Legacy is $1,877 as at December 31, 2012.

Available for sale securities – related parties include the following:

	December 31 ,	December 31,
	2012	2011
2,345,937 (2011-2,345,937) shares of Legacy Platinum Group Inc.	$1,877	$3,754
703,750 (2011- 703,750) shares of Bravo Enterprises Ltd.	7,565	1,407
	$9,442	$5,161

NOTE 4 – INVESTMENTS IN INTANGIBLE ASSETS

On August 24, 2010, the Company signed an agreement with Global Terralene Inc. for the acquisition of all assets pertaining to Terralene Fuels. Under the terms of the agreement, the Company will issue 7,000,000 restricted common shares to Global Terralene Inc. in two phases. On November 30, 2010, the Company approved and issued 5,000,000 restricted common shares valued at $125,000 to Global Terralene Inc. The Company issued a further 2,000,000 restricted common shares valued at $50,000 in February 2012 once it received certain documents outlined in the agreement. are prepared. Terralene Fuel is a patented fuel alternative formulation that is the equivalent of 87 octane regular gasoline and utilizes renewable energy sources in 45% of its composition. Terralene’s unique fuel reduces greenhouse gas and other environmental damaging emissions and can be easily integrated into the existing fuel infrastructure. During the year ended December 31, 2012, the Company capitalized $18,907 (2011- $6,212) in patent work.

Total Investments in Terralene Fuels costs at December 31, 2012 and 2011 total $200,119 and $131,212 respectively and include the following assets:

Patents, trademarks, copyright Formulas, reports, studies Schematics, proprietary info Website Terralene brandname

The purchase was completed in 2012 and no preliminary allocation has been completed. Amortization for intangible assets with definitive useful life purchased from Terralene Fuels, specifically the website, will be recorded over the estimated useful life of the website using the straight-line method for financial statement purposes when the product or service has been delivered or performed and invoiced by the Company and it begins to recognize revenues.

NOTE 5 – DEFERRED COMPENSATION

The Company has recorded as deferred compensation prepaid amounts for consulting and management services contracts paid for by issuance of shares of common stock as follows:

a)
On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock. During the year ended December 31, 2011, a total of $5,625 has been expensed (December 31, 2011 - $15,000).

b)
On May 15, 2010, the Company entered into an agreement with 103244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock. During the year ended December 31, 2012, a total of $5,625 has been expensed (December 31, 2011 - $15,000).

c)
On October 1, 2011, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock. During the year ended December 31, 2012, $5,000 was expensed (December 31, 2011 - $1,250).

d)
On October 1, 2011, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investment-banking services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock. During the year ended December 31, 2012, $5,000 was expensed (December 31, 2011 - $1,250).

e)
On October 1, 2011 the Company entered into an agreement with Compte de Sierge Accomodative Corp. Limited (“Compte”), a private company controlled by a significant shareholder, with a two-year term, whereby Compte provides investor relations services to the Company (valued at $10,000) in exchange for 5,000,000 restricted shares of the Company’s common stock. During the year ended December 31, 2012, $5,000 was expensed (December 31, 2011 - $1,250).

f)
On August 30, 2012, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides consulting services to the Company (valued at $25,000) in exchange for 25,000,000 restricted shares of the Company’s common stock. During the year ended December 31, 2012, $4,167 was expensed (December 31, 2011 - $Nil).

NOTE 5 – DEFERRED COMPENSATION (continued)

g)
On August 30, 2012, the Company entered into an agreement with a consultant, with a two-year term, whereby the consultant provides consulting services to the Company (valued at $25,000) in exchange for 25,000,000 restricted shares of the Company’s common stock..During the year ended December 31, 2012, $4,167 was expensed (December 31, 2011 - $Nil).

As at December 31, 2012, the unamortized portion of the deferred compensation totaled $52,917 (December 31, 2011 - $37,500).

NOTE 6 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share. No preferred shares have been authorized.

(1)           2012 Stock Transactions

During the year ended December 31, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to its agreement with Global Terralene Inc. (See Note 4).

During the year ended December 31, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800.

During the year ended December 31, 2012, the Company issued 50,000,000 restricted common shares valued at $50,000 pursuant to deferred compensation agreements. (See Note 6)

(2)           2011 Stock Transactions

On January 13, 2011, the Company issued 25,000 restricted common shares valued at $750 to a new director for his services and issued 250,000 restricted common shares valued at $7,500 to a consultant for his services in relation to the company’s Terralene Fuels project.

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

NOTE 6 – CAPITAL STOCK (continued)

(3)           2012 Stock Options

On December 23, 2011, the Company filed a Registration Statement on Form S-8 to cover 15,000,000 shares of common stock to be granted pursuant to the Company’s 2012 Stock Incentive and Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2009	3,002,517	$0.20	2.67 years
Granted during 2010	14,516,667	-
Exercised during 2010	(14,516,667)	-
Balance, December 31,2010	3,002,517	-
Granted during 2011	12,000,000	0.03
Exercised during 2011	(12,000,000)
Balance, December 31, 2011	3,002,517	$0.20	2.67 years
Granted during 2012	15,000,000	0.03
Exercised during 2012	(15,000,000)
Balance, December 31, 2012	3,002,517	$0.20	2.67 years

During the year ended December 31, 2012, the Company granted 15,000,000 options to certain related party creditors. The options were simultaneously converted by the option holders into 15,000,000 shares of the company’s $0.0001 par value common stock under the terms of the Company’s 2012 Stock Incentive and Option Plan as follows: a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800. Accordingly, the value of the options on grant date approximated the fair value of the stock they were exercised into in order to satisfy the debt.

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

NOTE 6 – CAPITAL STOCK (continued)

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, companies controlled by significant shareholders earned $34,584 (2011 - $48,635) pursuant to deferred compensation services contracts (refer to Note 5).

During the year ended December 31, 2012, the Company paid $4,015 (2011 -$7,243) to directors for management fees.

During the year ended December 31, 2012, the Company incurred expenses for office rent of $31,081 (2011 - $30,868) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at:

	December 31, 2012	December 31, 2011

Significant shareholders	$121,400	$62,606

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2012, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Payments	2013	2014	2015	TOTAL
Office Rent	$30,000	$30,000	$30,000	$90,000

NOTE 9 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $18,100,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2032. Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 9 – INCOME TAXES (continued)

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011

Loss before income taxes	$(125,924)	$(393,813)
Combined federal and state corporate tax rate	42.7%	42.7%

Expected tax expense (recovery)	(53,770)	(168,158)
Non-deductible stock based compensation	97,000	97,000
Change in valuation allowance	8,000	8,000

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2012	2011

Non-capital loss carry forwards	$7,273,000	$7,273,000
Valuation allowance	(7,273,000)	(7,273,000)
Net deferred tax asset	$-	$-

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the years ended December 31, 2012 and 2011 for:
	2012	2011

Interest	$-	$-

Income taxes	$-	$-

During the year ended December 31, 2012:

During the year ended December 31, 2012, the Company issued a further 2,000,000 restricted common shares valued at $50,000 pursuant to its agreement with Global Terralene Inc. (See Note 4).

During the year ended December 31, 2012, the Company issued a total of 5,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan at $0.0025 per share to satisfy debt to related parties in the amount of $12,500, 5,200,000 common shares at $0.002 per share to satisfy debt to related parties in the amount of $10,400 and 4,800,000 common shares at $0.001 per share to satisfy debt to related parties in the amount of $4,800.

During the year ended December 31, 2012, the Company issued 50,000,000 restricted common shares valued at $50,000 pursuant to deferred compensation agreements. (See Note 6)

During the year ended December 31, 2011:

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

The Company issued 15,000,000 restricted common shares were issued valued at $30,000 pursuant to deferred compensation contracts with related parties. (See note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2012, we did not maintain effective internal control over financial reporting.

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

We intend to adopt a code of ethics in 2013 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position	Date of Appointment

Jaclyn Cruz	37	President & Director & CEO	November 18, 2008

Matt Kelly	39	Secretary, Treasurer & Director & CFO	February 1, 2012

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last four fiscal years ending December 31 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Jaclyn	2009	1,000	0	1,000	0	0	0	0	0
Cruz	2010	6,750	0	0	0	0	0	0	0
President	2011	4,000	0	0	0	0	0	0	0
	2012	3,015	0	0	0	0	0	0	0

Matt Kelly	2011	1,000	0	750	0	0	0	0	0
Secretay	2012	1,000	0	0	0	0	0	0	0

Sharon
Deutsch
Director	2011	1,500	0	0	0	0	0	0	0
**	2012	0	0	0	0	0	0	0	0

** Sharon Deutch resigned as Secretary, Treasurer and Director on February 1, 2012. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Company operations, policies or practices.

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

Stock-based Compensation. During the year ended December 31, 2012, $Nil (2011-$Nil) in stock-based compensation was recorded in our financial statements. Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

	Name of	Amount & Nature of	Percent of Class
Title of Class	Beneficial Owner	Beneficial Owner	Common Stock

Jaclyn Cruz	P.O. Box 63	25,000	0.00%
President/.Director/CEO	Farmingville, New York
	11738

Sharon Deutsch	35 South Ocean Avenue	-	0.00%
Secretary /Director /CFO	Patchogue, New York
(resigned February 1, 2012)	11772

Matt Kelly	123 Van Horne Ave.	-	0.00%
Secretary /Director /CFO	Holbrook, New York
(appointed February 1, 2012)	11741

All directors and Officers as a group		25,000	0.00%

Security Ownership by Management. As above, at December 31, 2012, our directors, Jaclyn Cruz owned 25,000 shares and Matt Kelly owned Nil shares (former director Sharon Deutsch owned Nil shares for and aggregate total of 25,000 shares or 0.0001% of the common stock outstanding.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2012, companies controlled by significant shareholders earned $34,584 (2011 - $48,635) pursuant to deferred compensation services contracts.

During the year ended December 31, 2012, the Company paid $4,015 (2011 -$7,243) to directors for management fees.

During the year ended December 31, 2012, the Company incurred expenses for office rent of $31,081 (2011 - $30,868) to a private company controlled by a significant shareholder.

The following amounts are due to related parties at December 31:

	2012	2011

Significant shareholders	$121,400	$62,606

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

2012:	$18,600
2011:	$19,100

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2012:	$0
2011:	$0

Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2012:	$0
2011:	$0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2012:	$0
2011:	$0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1 -	Section 906 Certification of Periodic Report of the Chief Executive Officer

Exhibit 31.2 -	Section 906 Certification of Periodic Report of the Chief Financial Officer

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the Chief Executive Officer

Exhibit 32.2 -	Section 302 Certification of Periodic Report of the Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

Form 8-K filed February 3, 2012 with respect to a Change in Directors.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2013.

Terralene Fuels Corporation a Delaware corporation

By:	/s/: Jaclyn Cruz
Jaclyn Cruz
Its:	President and Director

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Jaclyn Cruz	Date: April 15, 2013
Jaclyn Cruz
President and Director

/s/: Matt Kelly	Date: April 15, 2013
Matt Kelly,
Secretary & Treasurer and Director